Form 10-Q
period 1999-09-30
NETRO CORP
filed 1999-11-15
CIK 1087779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

              For the transition period from _________ to _________

                             COMMISSION FILE NUMBER

                                NETRO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                               77-0395029
     (State of incorporation)             (IRS Employer Identification No.)

                   3860 NORTH FIRST STREET, SAN JOSE, CA 95134
                                 (408) 216-1500
                   (Address, including zip code, and telephone
             number, including area code, of Registrant's principal
                               executive offices)

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [_] No [X]

EXPLANATORY NOTE: ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT HAS NOT BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

        The number of shares outstanding of the Registrant's Common Stock as of November 11, 1999 was 44,894,898.

================================================================================

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30,
           1999 and December 31, 1998                                        3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the three and nine months ended
           September 30, 1999 and September 30,1998                          4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and September 30, 1998       5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

Item 3.    Qualitative and Quantitative Disclosures About Market Risk       14

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 2.    Changes in Securities and Use of Proceeds                        15

Item 3.    Defaults Upon Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 5.    Other Information                                                16

Item 6.    Exhibits and Reports on Form 8-K                                 16

SIGNATURE                                                                   16

EXHIBIT INDEX                                                               17

ITEM 1. FINANCIAL STATEMENTS

                                NETRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                1999              1998
                                                            -------------     ------------
                                                             (unaudited)
                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................   $ 23,377          $  6,094
  Short-term investments ..................................     30,577             9,034
  Trade accounts receivable, net ..........................      5,029             1,150
  Inventory ...............................................      6,813             4,315
  Prepaid expenses and other ..............................      1,051               243
                                                              --------          --------
          Total current assets ............................     66,847            20,836
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net .................      4,644             5,634
OTHER ASSETS ..............................................        252               318
                                                              --------          --------
          Total assets ....................................   $ 71,743          $ 26,788
                                                              ========          ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital leases ....   $  6,341          $  3,872
  Trade accounts payable ..................................      4,321             1,327
  Accrued liabilities .....................................      4,180             3,114
                                                              --------          --------
          Total current liabilities .......................     14,842             8,313
LONG-TERM DEBT AND CAPITAL LEASES,
          net of current portion ..........................      3,997             4,547
DEFERRED FACILITIES RENT ..................................         53                35
                                                              --------          --------
          Total liabilities ...............................     18,892            12,895
                                                              --------          --------
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS EQUITY:
  Convertible Preferred Stock .............................         --            81,073
  Common Stock ............................................    146,562             1,224
  Note receivable from shareholder ........................       (800)             (800)
  Deferred stock compensation .............................     (4,027)               --
  Accumulated deficit .....................................    (88,884)          (67,604)
                                                              --------          --------
          Total shareholders' equity ......................     52,851            13,893
                                                              --------          --------
          Total liabilities and shareholders' equity ......   $ 71,743          $ 26,788
                                                              ========          ========

                See accompanying notes to condensed consolidated
                             financial statements.

                                NETRO CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                   --------------------------            ---------------------------
                                                    1999               1998                1999              1998
                                                   -------            -------            --------           --------
REVENUES ....................................      $ 5,156            $   566            $ 10,494           $  3,839
COST OF REVENUES ............................        4,077              2,523               8,248              6,796
                                                   -------            -------            --------           --------
GROSS PROFIT (LOSS) .........................        1,079             (1,957)              2,246             (2,957)
                                                   -------            -------            --------           --------
OPERATING EXPENSES:
  Research and development ..................        5,092              4,430              14,275             13,199
  Sales and marketing .......................        1,332              1,262               3,895              3,592
  General and administrative ................        1,450                990               4,553              2,890
  Amortization of deferred stock
     compensation ...........................          298                 --                 807                 --
                                                   -------            -------            --------           --------
          Total operating expenses ..........        8,172              6,682              23,530             19,681
                                                   -------            -------            --------           --------
LOSS FROM OPERATIONS ........................       (7,093)            (8,639)            (21,284)           (22,638)
  Other income, net .........................          102                 38                   4                356
                                                   -------            -------            --------           --------
NET LOSS AND COMPREHENSIVE LOSS .............      $(6,991)           $(8,601)           $(21,280)          $(22,282)
                                                   =======            =======            ========           ========
Basic and diluted net loss per share ........      $ (0.27)           $ (1.18)           $  (1.52)          $  (3.28)
                                                   =======            =======            ========           ========
Shares used to compute basic and diluted
   net loss per share .......................       25,613              7,294              14,026              6,792
                                                   =======            =======            ========           ========
Pro forma basic and diluted net loss per
   share ....................................      $ (0.17)           $ (0.25)           $  (0.55)          $  (0.66)
                                                   =======            =======            ========           ========

Shares used to compute pro forma basic
   and diluted net loss per share ...........       41,561             34,890              38,932             33,953
                                                   =======            =======            ========           ========

                See accompanying notes to condensed consolidated
                             financial statements.

                                NETRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                      1999               1998
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................        $(21,280)          $(22,282)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization .........................           2,221              2,204
     Provision for doubtful accounts .......................              28                 25
     Amortization of deferred stock compensation ...........             807                 --
     Non-cash issuance of stock ............................             328                 --
     Changes in operating assets and liabilities:
       Trade accounts receivable ...........................          (3,907)               925
       Inventory ...........................................          (2,498)            (1,858)
       Prepaid expenses and other ..........................            (742)              (255)
       Trade accounts payable and accrued liabilities.......           4,078                105
                                                                    --------           --------
          Net cash used in operating activities ............         (20,965)           (21,136)
                                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements ........          (1,231)            (2,561)
  Purchases of short-term investments ......................         (56,642)           (28,244)
  Maturities of short-term investments .....................          35,099             23,003
                                                                    --------           --------
          Net cash used in investing activities ............         (22,774)            (7,802)
                                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and capital
     leases ...............................................           4,323              3,775
  Payments on notes payable and capital leases .............          (2,404)            (1,158)
  Proceeds from issuance of Preferred Stock, net of
     issuance costs ........................................          16,673             15,196
  Proceeds from issuance of Common Stock, net of
     issuance costs ........................................          42,434                209
  Repurchases of Common Stock ..............................              (4)              (150)
                                                                    --------           --------
          Net cash provided by financing activities ........          61,022             17,872
                                                                    --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................          17,283            (11,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ...................................................           6,094             15,688
                                                                    --------           --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD ...................................................        $ 23,377           $  4,602
                                                                    ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...................................        $    792           $    565
  Non-cash transactions:
  Notes receivable from the issuance of Common Stock........        $     --           $    800
  Conversion of Preferred Stock to Common Stock in
     connection with IPO ...................................        $ 98,128           $     --

                See accompanying notes to condensed consolidated
                             financial statements.

                                NETRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS:

        Netro Corporation (collectively, with its subsidiaries, the "Company") was incorporated in California on November 14, 1994. Netro is a leading provider of broadband wireless access equipment to competitive communications service providers worldwide. Netro's AirStar broadband access system derives its price-performance benefits from dynamic bandwidth allocation and a point-to-multipoint architecture that provides integrated voice and high-speed packet data services. The Company operates in one business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been included.

        The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its wholly owned subsidiaries.

        Results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1998 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. The Company classifies its short-term investments in debt securities as "held-to-maturity." Accordingly, these investments, which mature at various dates through January 2000, are valued using the amortized cost method.

INVENTORY

        Inventory includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                                      SEPTEMBER 30,   DECEMBER 31,
                                          1999            1998
                                      -------------   ------------
Raw materials...................         $2,631         $3,204
Work-in-process..................         2,198            474
Finished goods...................         1,984            637
                                         ------         ------
                                         $6,813         $4,315

NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from conversion of convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of options, warrants, and preferred stock excluded from diluted net loss per share computation for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                                    1999            1998
                                                   -----           ------
Shares of convertible preferred stock .........       --           27,674
Shares  issuable pursuant to warrants to
   purchase common stock ......................       38               29
Shares issuable under stock option plans ......    5,805            4,832
                                                   -----           ------
                                                   5,843           32,535
                                                   =====           ======

        During the quarter ended September 30, 1999, the Company issued 5,750,000 shares of common stock and converted all of its outstanding preferred stock to common stock upon the closing of the Company's initial public offering. The pro forma net loss per share computation has been appropriately weighted to reflect this issuance.

        Pro forma basic and diluted net loss per share is calculated assuming the conversion of convertible preferred stock into an equivalent number of shares of common stock, as if the shares had converted on the dates of their issuance.

        The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -----------------------         -------------------------
                                                               1999            1998            1999             1998
                                                              -------         -------         --------         --------
HISTORICAL:

Net loss .............................................        $(6,991)        $(8,601)        $(21,280)        $(22,282)
                                                              =======         =======         ========         ========
Weighted average shares of common
    stock outstanding ................................         25,905           9,181           14,627            8,362
Less: Weighted average shares of common stock
    subject to repurchase ............................           (292)         (1,887)            (601)          (1,570)
                                                              -------         -------         --------         --------
Weighted average shares used to compute basic and
    diluted net loss per share .......................         25,613           7,294           14,026            6,792
                                                              =======         =======         ========         ========
Basic and diluted net loss per share .................        $ (0.27)        $ (1.18)        $  (1.52)        $  (3.28)
                                                              =======         =======         ========         ========

PRO FORMA:

Net loss .............................................        $(6,991)        $(8,601)        $(21,280)        $(22,282)
                                                              =======         =======         ========         ========
Shares used above ....................................         25,613           7,294           14,026            6,792
Pro forma adjustment to reflect weighted average
    effect of assumed conversion of convertible
    preferred stock ..................................         15,948          27,596           24,906           27,161
                                                              -------         -------         --------         --------
Weighted average shares used to compute pro forma
    basic and diluted net loss per share .............         41,561          34,890           38,932           33,953
                                                              =======         =======         ========         ========
Pro form basic and diluted net loss per share ........
                                                              $ (0.17)        $ (0.25)        $  (0.55)        $  (0.66)
                                                              =======         =======         ========         ========

2. SHAREHOLDER'S EQUITY:

INITIAL PUBLIC OFFERING

        On August 24, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock at a public offering price of $8 per share. The offering resulted in net proceeds to the Company of $42,780,000 after payment of the underwriter's commission but before deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 29,902,283 shares of common stock.

3. DEBT AND CAPITAL LEASES:

        The following table summarizes obligations under long-term debt and capital leases (in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1999             1998
                                                -------------     ------------
Borrowings under bank line of credit .......       $ 3,958          $1,839
Secured note payable to lender, due in
  monthly installments of $90,942 with
  interest at 12.5% ........................         2,162           2,746
Capital leases, due through 2002 ...........         4,218           3,834
                                                   -------          ------
                                                    10,338           8,419
Less: current portion ......................        (6,341)         (3,872)
                                                   -------          ------
                                                   $ 3,997          $4,547
                                                   =======          ======

        In January 1998, the Company entered into a new bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in September 1999 and expires in January 2001. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's outstanding trade accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR rate plus 2.25% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. As of September 30, 1999, borrowings outstanding under this agreement were $3,958,000 and amounts utilized for outstanding letters of credit were $300,000.

        In March 1999, the Company entered into a new equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of September 30, 1999, the Company had leased equipment with a value of approximately $1,684,000 under this agreement.

4. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

        The Company issued a standby letter of credit of $400,000 to secure certain of the Company's warranty obligations to one customer. The letter of credit is secured by a certificate of deposit for $100,000. The letter of credit is subject to draw if the Company fails to meet its obligations to the customer.

CONTINGENCIES

        In March 1999, one of the Company's former contract manufacturers filed for binding arbitration in Santa Clara County, California with respect to a dispute with the Company. The arbitration involves claims for approximately $950,000 for amounts allegedly owed by the Company for inventory purchased by the plaintiff in anticipation of the Company's projected demand. In June 1999, the Company filed an answer and counterclaim alleging damages of approximately $275,000 for product failures.

     In November 1999, the parties signed an agreement in principle to settle this dispute, which is presently being documented in final form. Under the proposed settlement the Company will purchase certain component inventory for cash. This proposed settlement is within amounts previously reserved for this purpose in the Company's financial statements.

5. SEGMENT REPORTING:

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 in fiscal 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and significant customers. The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ substantially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Management's Discussion and Analysis and the Risk Factors section of our Registration Statement on Form S-1 declared effective on August 18, 1999 by the Securities and Exchange Commission (File No. 333-81325). The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-Q.

        OVERVIEW

        We are a leading provider of wireless networking equipment used by telecommunications service providers to provide businesses with high-speed telecommunications connections. We were incorporated in 1994 and introduced our first product, the AirMAN system, in 1996. Recognizing the competitiveness of the market for AirMAN products, we decided to devote substantially all of our product development efforts to the AirStar product from 1996 onward. The AirMAN system was designed to provide a dedicated link to connect two high traffic nodes in a network. Unlike the AirMAN system, the AirStar system allows multiple subscribers to communicate with a single base station radio in a point-to-multipoint architecture requiring more advanced technology. We began initial sales of an early 26 GHz AirStar system in Europe in early 1998. With the successful trial shipments of the AirStar system, we discontinued AirMAN in September 1998. We shipped the first trial AirStar systems for 26 GHz in the third quarter of 1998. We then shipped a trial version of a 10 GHz AirStar product in November 1998. Based on our success in field trials and the receipt of limited quantities of AirStar subsystems from our first contract manufacturer, Solectron California Corporation, we made the 26 GHz AirStar product commercially available in January 1999. However, the product was, and continues to be, available only in limited quantities due to manufacturing and capacity constraints.

        Revenues. Our current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues from product sales are generally recognized when all of the following conditions are met: the product has shipped, the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its contractual obligations to the customer.

        Cost of Revenues. Our cost of revenues consists of contract manufacturing costs, material costs, compensation costs, manufacturing overhead, warranty reserves and other direct product costs.

        Research and Development. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Our policy is to expense all research and development expenses as incurred. For certain projects we receive third-party research and development funding, which is offset against the related expenses. Gross research and development expenses are costs incurred before offset from third-party research and development funding.

        Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales and field service support personnel, as well as product management, trade show and promotional expenses.

        General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses.

        Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $4.8 million through September 30, 1999.

        Other Income (Expense), Net. Other income (expense), net consists primarily of interest income earned on low-risk, short-term investments and interest paid on outstanding debt.

        Income Taxes. We have not recorded any provision for income taxes for any of the periods presented because we have generated net losses since inception.

        RESULTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Revenues. Revenues increased to $5.2 million for the three months ended September 30, 1999 from $566,000 for the same period in 1998. Sales to two customers represented 67% and 20% of revenues, for the three months ended September 30, 1999. Sales to four customers represented 30%, 24%, 22% and 15% of revenues, for the three months ended September 30, 1998. For the nine months ended September 30, 1999 our revenues increased to $10.5 million from $3.8 million for the same period in 1998. Sales to three customers represented 64%, 12% and 10% of revenues, for the nine months ended September 30, 1999. Sales to four customers represented 39%, 18%, 14% and 11% of revenues, for the nine months ended September 30, 1998. The increase in revenues for each of the comparative periods was a result of increasing unit sales of the AirStar products. Substantially all of the revenues for these periods were generated from installations in international locations.

        Gross Profit (loss). Gross profit increased to a profit of $1.1 million for the three months ended September 30, 1999 from a loss of $2.0 million for the same period in 1998. Gross profit for the nine months ended September 30, 1999 was $2.2 million compared to a gross loss of $3.0 million for the same period in 1998. Gross profit, as a percentage of revenues, improved from negative 77% for the nine months ended September 30, 1998 to 21% for the nine months ended September 30, 1999. The increase in gross profit on a percentage basis for each of the comparative periods was primarily due to lower unit costs and lower labor costs associated with higher volume product sales. We are pursuing cost reductions in our products but also expect continued decreases in the average sales prices of our products. It is anticipated that these price decreases could offset, at least partially, any cost reductions that we achieve.

        Research and Development. Research and development expenses increased to $5.1 million for the three months ended September 30, 1999 from $4.4 million for the same period in 1998. Research and development expenses increased in the quarter ended September 30, 1999 due to increases in third-party design, consulting charges and usage of prototype materials with a small offset from third party engineering funding. Research and development expenses increased to $14.3 million for the nine months ended September 30, 1999 from $13.2 million for the same period in 1998. This increase was primarily due to an increase in our research and development personnel, number of development projects and related third-party design and consulting charges with a small offset from third party engineering funding. These projects primarily consisted of the development of the AirStar system at 26, 10 and 38 GHz. We expect research and development expenses to continue to increase on an absolute basis during future periods.

        Sales and Marketing. Sales and marketing expenses remained relatively constant at $1.3 million for the three months ended September 30, 1999 compared to the same period in 1998. Increases in personnel to support both the pre-sale and post-sale activities associated with the AirStar system was offset by a reduction in trade show and associated travel and other expenses. Sales and marketing expenses increased to $3.9 million for the nine months ended September 30, 1999 from $3.6 million for the same period in 1998. The increases were principally due to the continued expansion in sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities. We expect sales and marketing expenses to continue to increase on an absolute basis in future periods as we expand our sales, marketing, technical assistance and field capabilities necessary to support increased sales and product offerings.

        General and Administrative. General and administrative expenses increased to $1.4 million for the three months ended September 30, 1999 from $1.0 million for the same period in 1998. General and administrative expenses increased to $4.6 million for the nine months ended September 30, 1999 from $2.9 million for the same period in 1998. The absolute increases were due to an increase in rent expense resulting from additional office space assumed and the growth in general and administrative personnel. We expect the growth of our business and operation as a public company will require additional personnel and costs resulting in increases in our general and administrative expenses.

        Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $298,000 and $807,000 for the three and nine months ended September 30, 1999, respectively. This amortization is due to deferred compensation of approximately $4.8 million, related to stock options granted in the year ended December 31, 1998 and the nine months ended September 30, 1999, which we are amortizing over the vesting periods of the applicable options beginning in 1999.

        Other Income, Net. Other income, net increased to $102,000 for the three months ended September 30, 1999 from $38,000 for the same period in 1998. This increase was primarily due to greater interest earned on higher average cash balances resulting from the initial public offering proceeds. Other income, net decreased to $4,000 for the nine months ended September 30, 1999 from $356,000 for the same period in 1998. This decrease was primarily due to interest expense incurred due to greater utilization of secured equipment loans and lease and bank financing for working capital in addition to less interest earned on lower average cash balances over the nine month period ended September 30, 1999.

        Net Loss. Net loss decreased to $7.0 million for the three months ended September 30, 1999 from $8.6 million for the same period in 1998. Net loss decreased to $21.3 million for the nine months ended September 30, 1999 from $22.3 million for the same period in 1998. This decrease was primarily due to an increase in gross profit, which was offset in part by increases in operating expenses and other expenses.

        We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors. We face a number of risks and uncertainties encountered by early stage companies, particularly those in rapidly evolving markets such as the telecommunications and data communications equipment industries. We may not be able to address these risks and difficulties successfully. In addition, although we have experienced revenue growth recently, our revenue growth may not continue, and we may not achieve or maintain profitability in the future.

        Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the market price of our common stock could significantly decline.

        Some of the factors that could affect our quarterly or annual operating results include:

        - Our ability to reach the required production volumes and quality levels for our products;

        - Our ability to obtain sufficient supplies of sole source or long lead-time components for our products;

        - Our ability to achieve cost reductions;

        - The size, timing and frequency of network buildouts, which are typically large and infrequent;

        - The timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from system integrators;

        - Our ability to introduce and support new products and to manage product transitions; and

        - A decrease in the average selling prices of our products.

        Our sales cycle, which is typically between six and twelve months, contributes to fluctuations in our quarterly operating results. Further, the emerging and evolving nature of the market for systems such as AirStar may lead prospective customers to postpone their purchasing decisions. In addition, general concerns regarding year 2000 compliance may further delay purchase decisions by prospective customers.

        Most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed in the near term. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, cash and cash equivalents were $23.4 million and short-term investments were $30.6 million. We have a $6.0 million bank line of credit. As of September 30, 1999, borrowings outstanding were $4.0 million and amounts utilized for outstanding letters of credit were $300,000 under this agreement. The line of credit is secured by eligible outstanding account receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR plus 2.25% or the bank's prime rate, at our option. In addition, we have secured equipment financing with three lenders of which $1.3 million was available as of September 30, 1999. As of September 30, 1999, $4.2 million remained outstanding under these arrangements. See note 3 of notes to condensed consolidated financial statements.

        On August 24, 1999, we completed a public offering of 5,750,000 shares of common stock at a public offering price of $8.00 per share. We received net proceeds of $42.8 million, after the underwriting discount of approximately $3.2 million but before offering expenses. The proceeds from this offering have been designated for general corporate expenses.

        Cash used in operating activities was $21.0 million for the nine months ended September 30, 1999 and $21.1 million for the same period in 1998. Cash used for operations for both periods was primarily due to the net loss, partially offset by non-cash charges.

        Cash used in investing activities was $22.8 million for the nine months ended September 30, 1999, primarily due to excess cash invested in short-term investments. Cash used in investing activities was $7.8 million for the nine months ended September 30, 1998, primarily due to excess cash invested in short-term investments and capital equipment purchases.

        Cash provided by financing activities was $61.0 million for the nine months ended September 30, 1999. Cash provided by financing activities was $17.9 million for the nine months ended September 30, 1998. Cash provided by financing activities for both periods were primarily due to issuances of preferred and common stock and, to a lesser extent, capital lease and bank financing.

        We have no material commitments other than obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant but smaller amounts on property and equipment related to the expansion of our facilities, and on research and development laboratory and test equipment, as the capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve-month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of September 30, 1999, we had committed to make purchases totaling $3.1 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

        In future periods, we generally anticipate significant increases in our working capital needs on a period-to-period basis primarily as a result of planned increased product revenues. In conjunction with the expected increases in revenues, we expect higher levels of inventory and trade accounts receivable. While we also expect an increase in trade accounts payable and other liabilities, we do not expect that they will offset the increases in inventory and trade accounts receivable.

        We believe that our cash and cash equivalents balances, short-term investments and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

IMPACT OF YEAR 2000

        Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Any of our computer programs or hardware that have date-sensitive software or embedded chips and have not been upgraded to comply with these year 2000 requirements may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

        General Readiness Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. As a result, we have formalized our year 2000 compliance plan, to be implemented by a team of our internal information technology staff responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting that status to our executive staff. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems or the costs associated with these activities.

        Assessment of Netro's Products. Beginning in 1998, we began assessing the ability of our products to operate properly in the year 2000. We believe that our current products are year 2000 compliant. Additionally, as we design and develop new products, we subject them to testing for year 2000 compliance and the ability to distinguish between various date formats. We expect to continue to test our software and products for year 2000 compliance and compliance when used with other standard operating systems or computer platforms. Accordingly, we do not believe that the year 2000 issue presents a material exposure as it relates to our products

        Assessment of Internal Infrastructure. We believe that we have identified most of the major computers, software applications and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. Based on a review of our computer systems, we have determined that we will be required to modify or replace some portions of our software so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software through our maintenance contracts with third-party vendors, year 2000 issues can be mitigated. We expect to complete this process before December 31, 1999.

        Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches security systems and other common devices, may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office equipment and our facilities in San Jose, California. We expect to complete this process before December 31, 1999.

        Costs of Remediation. We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $100,000, most of which we expect to incur during calendar 1999. This estimate is being monitored, and we will revise it, as additional information becomes available. Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects or equipment purchases as a result of our year 2000 problem activities.

        Suppliers. As part of our year 2000 plan, we have contacted third-party suppliers of components and key subcontractors used in the delivery of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third-party suppliers and subcontractors. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, if these suppliers fail to resolve any year 2000 problems a material disruption to the operation of our business may occur. Any failure on the part of these third parties to resolve year 2000 problems with their systems in a timely manner could have a material adverse effect on our business. We expect to complete this process before December 31, 1999.

        Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations before December 31, 1999. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, no one can accurately predict which year 2000 problem-related failures will occur or the severity, timing, duration or financial consequences of these potential failures. As a result, we believe that the following consequences are possible:

                - A significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

                - Possible business disputes and claims, including claims under our product warranty, due to year 2000 problems experienced by our customers and incorrectly attributed to our products or performance, which we believe will be resolved in the ordinary course of business; and

                - A few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

        Contingency Plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans before December 31, 1999. Depending on the systems affected, these plans could include:

                - Accelerated replacement of affected equipment or software;

                - Short- to medium-term use of backup equipment and software or other redundant systems;

                - Increased work hours for our personnel or the hiring of additional information technology staff; and

                - The use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

        Our implementation of any of these contingency plans could have a material adverse effect on our business.

        Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party suppliers' abilities to modify proprietary software and unanticipated problems not identified in the ongoing compliance review.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Foreign Currency Hedging Instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Basically, all of our revenues are earned in U.S. dollars. Operating expenses incurred by our German subsidiary are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

        We do not use derivative financial instruments for speculative trading purposes.

        Fixed Income Investments. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

        Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as held-to-maturity and considered to be short-term investments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In March 1999, one of the Company's former contract manufacturers filed for binding arbitration in Santa Clara County, California with respect to a dispute with the Company. The arbitration involves claims for approximately $950,000 for amounts allegedly owed by the Company for inventory purchased by the plaintiff in anticipation of the Company's projected demand. In June 1999, the Company filed an answer and counterclaim alleging damages of approximately $275,000 for product failures.

        In November 1999, the parties signed an agreement in principle to settle this dispute, which is presently being documented in final form. Under the proposed settlement the Company will purchase certain component inventory for cash. This proposed settlement is within amounts previously reserved for this purpose in the Company's financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On August 18, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-81325) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $8.00 per share, generating gross offering proceeds of $46.0 million. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. After deducting approximately $3.2 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $41.8 million. The $41.8 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company submitted a definitive proxy statement to its shareholders of record as of June 30, 1999 for purposes of its Annual Meeting of Shareholders, which was subsequently held on August 6, 1999. The matters voted on and the results of such voting were as follows:

        1. The election of Directors of the Company, to serve until the next Annual Meeting of Shareholders or until their successors shall be duly elected and qualified.

            BOARD'S NOMINEES                  FOR             WITHHELD
            ----------------                  ---             --------
            Richard M. Moley              (22,441,161)      (16,119,832)
            Gideon Ben-Efraim             (22,441,161)      (16,119,832)
            Thomas R. Baruch              (22,441,161)      (16,119,832)
            Neal Douglas                  (22,441,161)      (16,119,832)
            Irwin Federman                (22,441,161)      (16,119,832)
            John L. Walecka               (22,441,161)      (16,119,832)

        2. To approve the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company to be filed with the State of California upon the completion of the Company's initial public offering.

             FOR (22,441,161)    AGAINST (0)    ABSTAIN (16,119,832)

        3. To approve the adoption of the Company's 1999 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of Common Stock for issuance thereunder, plus an increase in shares in each of fiscal years 2001, 2002, 2003, 2004 and 2005 of 250,000 shares of
            Common Stock for issuance thereunder.

             FOR (22,441,161)    AGAINST (0)    ABSTAIN (16,119,832)

        4. To approve the adoption of certain amendments to the Company's 1996 Stock Option Plan.

             FOR (22,441,161)    AGAINST (0)    ABSTAIN (16,119,832)

        5. To approve the adoption of certain amendments to the Company's 1997 Directors' Stock Option Plan.

             FOR (22,441,161)    AGAINST (0)    ABSTAIN (16,119,832)

        6. To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

             FOR (22,441,161)    AGAINST (0)    ABSTAIN (16,119,832)

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

    EXHIBIT
      NO.                             DESCRIPTION
      ---                             -----------
    27.1           Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed by Netro Corporation during the quarter ended September 30, 1999.

                                NETRO CORPORATION
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NETRO CORPORATION


Date:  November 12, 1999         By: /s/ MICHAEL T. EVERETT
                                     ------------------------------------
                                     Michael T. Everett
                                     Executive Vice President, Finance, Chief
                                     Financial Officer and Assistant
                                     Secretary (Duly Authorized Officer
                                     and Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                          DESCRIPTION
     -------                        -----------
      27.1               Financial Data Schedule