Form 10-K405
period 1999-12-31
NETRO CORP
filed 2000-03-30
CIK 1087779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999.

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______
                        Commission File Number 000-23387

                             NETRO CORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                  77-0395029
    (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


                   3860 NORTH FIRST STREET, SAN JOSE, CA 95134
                                 (408) 216-1500
    (Address, including ZIP code, and telephone number, including area code, of Registrant's principal executive offices,)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $2,773,893,698 on March 24, 2000, based on the closing sales price of the registrant's Common Stock as reported on The Nasdaq Stock Market as of such date.

There were 49,889,692 shares of the registrant's Common Stock issued and outstanding as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III.

TABLE OF CONTENTS

                                            PART I
Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                            PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

                                            PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions

                                            PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Financial Statements

ITEM I. BUSINESS

         Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, regulatory, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. The Company cannot be sure that any of its expectations will be realized. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation: (1) the Company's ability to meet its existing debt service obligations and the availability of additional funds to pursue the Company's business plan; (2) the Company's pace of entry into new markets and ability to secure building access; (3) the time and expense required to build the Company's planned network; (4) the Company's ability to integrate and maintain internal management, technical information and accounting systems; (5) the impact of changes in telecommunication laws and regulations; (6) the Company's success in gaining regulatory approval for its products and services, when required; (7) the Company's ability to successfully interconnect with the incumbent carriers; (8) the timely supply of necessary equipment; (9) the intensity of competition; and (10) general economic conditions.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

THE NETRO SOLUTION

      We are a leading provider of wireless networking equipment used by telecommunications service providers to provide businesses with high-speed telecommunications connections. We believe that AirStar is a high-quality, flexible system that allows service providers to deploy wireless telecommunications services cost effectively and rapidly. We have engineered AirStar to support broad service rollouts and to operate at radio frequencies licensed for voice and high-speed data connections in different countries. We believe that AirStar is one of the first commercially available, high-speed wireless telecommunications systems to use a point-to-multipoint architecture in providing integrated voice and high-speed data connections. Our AirStar system is designed to provide the following benefits to service providers:

      SERVICE INTEGRATION AND BANDWIDTH ON DEMAND. Our AirStar system employs our proprietary software protocol, CellMAC, which enables flexible and dynamic sharing of capacity among a number of subscribers and services. Many existing high-speed connection technologies are optimized for either voice or data traffic. Voice traffic requires fixed-speed, low-capacity transmissions, while data traffic requires variable-speed, high-capacity transmissions. Consequently, network operators wishing to carry both types of traffic often must choose among setting aside capacity to service peak transmission data traffic requirements, allowing degradation of service during heavy usage, or servicing a smaller number of subscribers. In contrast, service providers using the AirStar system can support voice and high-speed data from the same system without these performance compromises. Additionally, AirStar allows service providers to offer symmetrical high-speed services, with peak transmission rates of up to 16 Mbps to meet the needs of many business users that send and receive large files for e-mail, application hosting, intranet access and e-commerce.

      COST-EFFECTIVE DEPLOYMENT AND OPERATION. AirStar's cost-effective deployment allows a service provider to compete effectively in providing its customers with high-speed telecommunications services. By employing a point-to-multipoint architecture, one AirStar hub radio can serve multiple subscriber radios, which results in lower total radio costs than architectures in which each radio can only communicate with one other radio. AirStar also uses an advanced technology that allows voice and data traffic to be transmitted in adjacent time slots. This architecture reduces duplicate network hardware components such as modems, and thus further lowers overall system costs. In addition, a significant portion of the cost to build an AirStar network is directly related to subscriber growth, allowing the service provider to incur costs concurrently with the subscriber growth. To add subscribers in a sector, a provider simply installs equipment at the subscriber's premises and activates the service remotely. Finally, the AirStar system allows a service provider to optimize the use of radio frequencies and the deployment of equipment by expanding effective transmission capacity.

      QUALITY OF SERVICE AND RELIABILITY. Service providers using AirStar can deploy voice and data services at different price points to different market segments with the option for guaranteed quality of service levels and up to 99.999% availability. AirStar can prioritize transmissions depending on their source and type, and fill available transmission capacity with lower priority transmissions. Furthermore, the AirStar system is engineered to enable service providers to offer the same high reliability and availability for services that traditional service providers have historically offered for voice services. Reliability is accomplished through an error correction algorithm, redundancy and comprehensive network management software.

      RAPID TIME TO MARKET. Service providers using AirStar can achieve rapid time to market for integrated voice and high-speed data connections through AirStar's efficient installation, network management software and ability to dynamically allocate capacity among subscribers. Service providers that we target have typically committed a high level of capital investment to enter the high-speed wireless telecommunications services market, and thus are focused on quickly realizing a return on their investment. Our AirStar system is scalable and allows service providers to rapidly offer new services to existing or incremental subscribers within a coverage area by a simple software command and a radio installation that is automatically configured by the base station with little technician intervention. By installing one AirStar base station, the service provider can attain coverage of many potential subscribers. For example, a typical cell at 26 GHz, the frequency of our current highest-volume product, can cover ranges from 5 to 15 square miles, depending on local conditions, and has a transmission capacity of over 600 Mbps. Compared to other high-speed, wire-based technologies that often require lengthy and expensive upgrades before offering service or do not support integrated voice and symmetrical data services, AirStar allows a service provider to rapidly deploy integrated voice and high-speed data services as demand warrants.

STRATEGY

      Our objective is to be the leading worldwide supplier of wireless, high-speed equipment used by telecommunications service providers. Key elements of our strategy include the following:

      INCREASE DEPLOYMENTS WITH SERVICE PROVIDERS WORLDWIDE. As the needs of service providers evolve, we intend to extend product features to leverage the success achieved at key service providers. We believe that AirStar is one of the first commercially available, high-speed wireless systems with a point-to-multipoint architecture. To date, service providers have deployed the AirStar system in trials, with several commercial pilots. We intend to convert early design wins within our existing service provider base into large-scale commercial deployments. Once completed, we intend to utilize successful deployments at existing service providers as reference accounts for new service providers. We intend to expand aggressively our product marketing and development beyond existing service providers that use the 10 GHz, 26 GHz and 38GHz frequencies and into new markets domestically and internationally to serve a broader service provider base. For example, we expect to begin preliminary customer testing of our 28 GHz product, allowing us to serve telecommunications service providers that operate at this frequency in the U.S. market.

      INCREASE MANUFACTURING CAPACITY FOR LARGE SCALE DEPLOYMENTS. For large scale deployments customers would require significantly larger quantities of products than we are currently producing. In order to have the capacity available to meet potential future product demands we are actively working with our contract manufacturers to ensure that they can both scale their manufacturing processes to meet our potential needs as well as maintain quality standards at significantly higher volumes. We are also focused on achieving cost reductions as we ramp our manufacturing to ensure lower product prices and costs enable the continued development of the market. As a part of this process we recently entered into a contract with a third contract manufacturer, NEC America, in January of 2000. We are also selectively exploring relationships with additional contract manufacturers.

      PROVIDE COMPETITIVE ADVANTAGES TO SERVICE PROVIDERS. We intend to continue to focus our product development efforts on features that would enable service providers to deploy differentiated, profitable services to their business subscribers. The AirStar system allows service providers to deploy voice and data services to additional subscribers rapidly and cost effectively when demand warrants. As service providers begin to deploy AirStar on a broader basis, we expect they will demand support for additional data and voice services and higher-speed interfaces to increase their market share. We intend to offer new features that will enable service providers to further differentiate their services. For example, we expect to introduce support for additional data and voice services and peak transmission rates of up to 26 Mbps later in 2000.

      CAPITALIZE ON TECHNOLOGY LEADERSHIP TO INTRODUCE NEW PRODUCTS RAPIDLY AND COST EFFECTIVELY. Our AirStar platform can allocate capacity dynamically because it integrates a number of technical capabilities, including millimeter wave radio design, data networking and network management software. We believe integrating these capabilities is highly complex, and we intend to leverage our technology expertise to introduce new products and features rapidly and cost effectively. AirStar's design enables us to reuse protocol software and many common networking elements. As a result, the introduction of products in a new frequency typically requires only relatively simple modifications in the radio elements rather than the extensive development time and costs of entirely redesigned equipment.

      BUILD SALES AND CUSTOMER ADVOCACY INFRASTRUCTURE. We believe the best way to increase product sales and overall market acceptance of the AirStar system is through the development of our own direct sales and customer advocacy infrastructure. Our own direct sales force will allow us to reach customers who have the ability to install, integrate, service and maintain their own systems. Our direct sales force also helps us build long-term relationships with service providers whether they are customers of ours or of our system integrators. We plan to work closely with our system integrators and service providers to enable them to provide their own primary and secondary tiers of support for the AirStar system while our engineers and customer service personnel will provide backup support on a 24-hour, 7-day basis. As a result, we intend to be in a position to scale our business rapidly as service providers worldwide transition from trials to commercial deployments.

      STRENGTHEN RELATIONSHIPS WITH LEADING COMMUNICATIONS EQUIPMENT VENDORS. We intend to build on our success with Lucent and Siemens to meet the needs of service providers seeking to deploy large-scale networks and to expand our service provider base. Our relationships with these vendors enable service providers deploying AirStar to receive services to integrate our equipment in their network, and to receive an increased level of customer service. We believe the provision of these services can facilitate broader deployments worldwide. We further believe that leading communications equipment vendors with a global sales presence are in the strongest position to provide service providers with integration services and support. Thus, we believe strengthening these relationships and selectively establishing new relationships will facilitate increased volume deployments of our products in the global market.

PRODUCTS

      The AirStar system is typically deployed in a hub and spoke layout. Each central hub can provide immediate wireless coverage of a particular area, with the coverage area depending on the licensed frequency, local conditions and the level of service availability chosen by the service provider. The AirStar system consists of integrated network and millimeter wave radio components located at a central hub and at multiple subscriber locations. AirStar components at the hub consist of the base station and the base radio unit. AirStar components at a subscriber's premises consist of a subscriber access system and a subscriber radio unit. The AirView Link Explorer network management software is typically used at the service provider's switching center, where it is used to remotely monitor and manage the subscriber and the hub equipment. The table below shows the coverage statistics for a typical installation and configuration of one hub under common local conditions in the geographic regions where we expect many of our products to be deployed.


                                          COVERAGE
                                            AREA
                                          (SQUARE
               FREQUENCY                   MILES)
               ---------                  --------
                10 GHz                   110 - 275
                26 GHz                     5 - 15
                28 GHz                     4 - 11
                38 GHz                     2 - 6



      The base radio units at the hub site send and receive simultaneous high-speed transmissions from multiple subscriber radio units. The system schedules transmissions from each subscriber on a packet-by-packet basis. The base station prioritizes the transmissions and allocates just enough bandwidth or time slots to complete the transfer of each packet. The base station and the subscriber access system process and manage the information transmitted by the radio components over the air. Security of the transmissions over the air is achieved through discrete identifiers for each of the subscriber access systems and scrambling of the digital transmission through our air interface protocol. This traffic is processed and delivered to the service provider's switching center, where the voice and data traffic is connected to the public switched telephone network for voice, and to the Internet or other public networks for data.

TECHNOLOGY

      We believe we have developed industry-leading technologies, including CellMAC software and hardware implementations, an advanced networking architecture, radio transmission technology and networking software capabilities. We first commercialized these technologies in the form of our AirStar family of products by focusing on the service provider's needs.

      CELLMAC PROTOCOL. We believe our proprietary CellMAC protocol maximizes the benefit of our point-to-multipoint architecture, and advanced peak traffic management techniques. CellMAC schedules transmissions from each subscriber in very small increments. It allows subscribers to request additional capacity from the base station for peak demand data services through a capacity reservation mechanism that requires little wasted radio frequency. The base station can prioritize the requests according to service level agreements and allocates just enough capacity or time slots to enable the transfer of each transmission. Traffic from each subscriber terminal shares the capacity, as necessary, to fulfill the quality of service for each subscriber.

      ASYNCHRONOUS TRANSFER MODE ARCHITECTURE. We have implemented an air interface that utilizes asynchronous transfer mode, a communications protocol, to efficiently combine voice and data onto a single stream. CellMAC is our implementation of this protocol over the air. We believe that we are using the only standardized technology that can transport voice and data traffic simultaneously and maintain a guaranteed quality of service for each traffic type. Using this architecture, capacity for services can be provided based on average throughput requirements rather than peak throughput requirements. As a result, the capacity of the transmission is increased, resulting in better use of radio frequency and thus lower equipment expenditures.

      PEAK DEMAND MODULATION AND MILLIMETER WAVE RADIO TECHNOLOGY. Since our inception, we have worked extensively on radio designs and volume manufacturing processes to create robust yet cost-effective radios that support advanced radio technology and peak demand transmission capabilities. The current AirStar radios are our third generation design.

      SYSTEM AND SERVICES SOFTWARE. Our software architecture and use of object-oriented design principles for both real-time and network management software are key to making our AirStar software modular and adjustable to additional communications protocols. Our software extends the ability of the AirStar system to enable the inter-working of voice protocols and support the concentration of voice traffic. In a recent software release we extended the capabilities of the CellMAC protocol to provide dynamic allocation of capacity to voice services.

SALES AND MARKETING

      We have sales representatives in Brazil, France, Germany and the United Kingdom, as well as in Atlanta, Georgia and in our corporate headquarters in San Jose, California. We sell our products through worldwide system integrators, our direct sales force and local resellers. We have established relationships with two leading system integrators, Lucent and Siemens. We have worked with these system integrators in development of end-to-end network management systems and radio planning tools. Our system integrators typically have the means to provide vendor financing of equipment and may do so in situations where our equipment is purchased as part of the total network. For some service providers, this financing is a necessary part of the total solution.

      We also target key strategic accounts with our direct sales force, which has become an increasingly important part of our sales strategy. In determining which accounts are appropriate for direct sales, we try to identify those that are key early adopters that can help drive our product feature sets in a manner that will better address the needs of the marketplace as a whole. These customers have the ability to install, integrate, service and maintain their systems themselves. Regardless of the actual distribution channel that services the account, our direct sales force maintains contact with the service provider and the system integrator account team. This contact keeps us close to the evolving needs of the service providers and helps ensure that we are well positioned within each account. In some markets, we have established distribution relationships with local resellers that also provide support and maintenance to the service providers they cover.

      Our marketing group provides marketing support services for our executive staff, our direct sales force and for our system integrators and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and system integrators or resellers including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

      Our marketing group is also responsible for product management activities throughout each product's lifecycle. These include the definition of product features, approval of product releases, specification of enhancements to our product and service offerings, and determination of future product platforms.

SYSTEM INTEGRATOR ALLIANCES

      We have established important relationships with two worldwide system integrators to facilitate the deployment of our products and to meet the requirements of service providers with end-to-end network integration as they seek to deploy our high-speed wireless access solution.

      - Lucent. Under a product supply agreement we signed with Lucent in October 1998 after extensive qualifying and testing of our AirStar product, Lucent will sell and market our AirStar equipment on a non-exclusive basis for a period of up to three years, with an option to extend this initial period. Lucent is currently marketing the AirStar product under the name Lucent OnDemand. We have agreed to manufacture and sell our products to Lucent and to provide Lucent with technical support and assistance in the development of customer proposals. Lucent offers the OnDemand solution as part of an end-to-end solution with a complete suite of support services, NetCare(R), that includes planning, design and consulting, network implementation and integration and administration services and tools as well as comprehensive support.

      - Siemens. Under a product supply agreement we entered into with Siemens in January 1998, Siemens and some of its affiliates will sell and market our products on a non-exclusive basis for a period of up to five years and we will manufacture and sell these products. Siemens is currently marketing the AirStar product under the name Siemens SRA MP. Siemens sells our products as part of an integrated network solution and is a shareholder of Netro.

      We are selectively considering alliance opportunities with additional system integrators.

CUSTOMERS

        We target service providers worldwide that have rights to wireless spectrum suitable for high-speed services or are planning to acquire rights to deliver high-speed services to subscribers. We began shipping the trial AirStar system to service providers in the third quarter of 1998. Our direct sales in most cases are to our system integrators, Lucent and Siemens, or to distributors that in turn sell to service providers. The AirStar system is currently deployed in 44 trials, 8 of which are commercial pilots. These trials and commercial pilots are being conducted by 32 service providers, system integrators and enterprises in 24 countries worldwide. The following is a partial list of service providers or enterprises that have purchased or deployed our AirStar system, either as a trial system or to carry traffic to subscribers, and the locations of their deployments. In each case, we have recognized revenues in excess of $90,000.

     Advanced Radio Telecom (Norway)    Infostrada (Italy)
     Airtel (Spain)                     Saudi Telecom (Saudi Arabia)
     Albacom (Italy)                    NTL (U.K.)
     Avantel (Mexico)                   OTE (Greece)
     Broadnet (Belguim, Germany)        Retevision (Spain)
     Byblos Bank (Lebanon)              RSL Communications (Austria)
     COMSAT Peru, S.A. (Peru)           StarOne (Germany)
     Formus Communications, Inc.        TechTel (Argentina)
     (Belguim, Hungary)                 Telecel (Portugal)
     Future Communications Company      Winstar (Holland, Argentina)
     (Kuwait)

        We also have trials with service providers in the U.S., Germany and Japan and system integrators in the U.S. and Europe. During 1997, 1998 and 1999, our five largest customers accounted for more than 50% of our revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATIONS AND MANUFACTURING

      Our manufacturing activities, based in our San Jose facility, consist primarily of pilot manufacturing, final testing and system staging. Our strategy is to outsource manufacturing to contract manufacturers, which have the expertise and ability to achieve cost reductions associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. This also serves to turn some of our fixed costs into variable costs and enables us to enjoy the purchasing efficiencies of these larger manufacturers. We have manufacturing contracts in place with Solectron California Corporation, Microelectronic Technology Inc. of Taiwan and NEC America. Microelectronic Technology Inc. manufactures millimeter wave radio equipment, Solectron manufactures both millimeter wave radio equipment digital system components and NEC America manufactures digital systems components. Our agreement with Microelectronic Technology Inc. makes us their exclusive customer for terrestrial point-to-multipoint millimeter wave radio equipment, provided we meet annual purchase minimums. We are selectively considering adding new contract manufacturers to expand our manufacturing capacity and better control manufacturing costs.

      Our operations and manufacturing groups facilitate technology transfer between our research and development group and the contract manufacturers. We may also use our manufacturing operation to expedite the sales cycle before the full product release to external manufacturers.

RESEARCH AND DEVELOPMENT

      We believe that our extensive experience designing and implementing high-quality network and radio components and system software has enabled us to develop high-value integrated systems solutions. As a result of these development efforts, we believe we have created an industry-leading platform for cost-effective high-speed wireless voice and data delivery with dynamic allocation of capacity.

      We believe that our future success depends on our continued investment in research and development in core radio, networking and software technologies, and we expect to continue to invest a significant portion of revenues in this area. Our research and development expenses for 1999, 1998 and 1997 were $19.3 million, $16.1 million and $15.3 million. We are committed to an ongoing new product development program that is based on an assessment of service providers' needs and technological changes in the communications market. We are currently investing significant resources in enhancing our network management software, integrating base station components, extending the capabilities, frequencies and capacity of AirStar's transmission, improving performance and accelerating cost reduction.

CUSTOMER ADVOCACY

      A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We have recently merged our customer support functions with our quality assurance group to consolidate all respects of our customer service, satisfaction and quality assurance initiatives into a customer advocacy group. Our customer advocacy organization is based in our San Jose headquarters. We also have a customer support presence in Germany and the United Kingdom. Our customer advocacy organization in San Jose serves as the interface to our research and development group to highlight certain problems and also provides information about customers' needs to the marketing and research and development organizations. Our customer support model consists of three tiers of support:

        - local problem isolation, which provides for on-site problem identification and resolution of relatively simple issues;

        - fault isolation and repair, which provides for consultation and instruction by technicians trained by product experts; and

        - expert level support from product engineering experts for the resolution of problems not remedied by the first two levels of support.

      Our main focus is to provide system integrators with the ability to provide local support worldwide to service providers, including training, spare parts, maintenance and installation. As most of the hands-on support is provided through system integrators, local resellers or the service providers themselves, we focus on offering various training courses to enable system integrators and service providers to perform both local problem isolation and fault isolation and repair. When the sale is direct to the service provider, the service provider typically assumes responsibilities for both local problem isolation and fault isolation and repair tiers. Currently, the majority of our service and support activities are related to training and installation support for service providers. These services are provided directly at customer installations by our customer advocacy group or remotely by our San Jose headquarters team.

      We have a number of flexible hardware and software maintenance and customer support programs available for products beyond the applicable warranty period, depending on our customer preferences. In the case of trials, we offer an evaluation support package, where training, installation and acceptance testing are delivered within specific time frames. These activities are usually performed on-site by our personnel. As more trials begin carrying commercial traffic, we will migrate the support capabilities to off-hours, 24-hour, 7-day support, and continue to provide expert level support for service providers and system integrators.

COMPETITION


      The market for high-speed, wireless, point-to-multipoint telecommunications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would adversely affect our business. As a provider of high-speed wireless telecommunications equipment, we compete with a number of large telecommunications equipment suppliers including Alcatel, Ericsson, Hughes, Marconi, Newbridge, Nortel and Spectrapoint, a joint venture between Cisco and Motorola, as well as with smaller start-up companies. In addition, well capitalized companies such as Nokia are potential entrants into the market. As a technology for providing high-speed telecommunications services, high-speed wireless solutions compete with other high-speed wire-based solutions, such as digital subscriber lines, fiber optic cable, cable modems and high-speed wires leased from traditional telecommunications service providers and satellite technologies.

      We expect competition to persist and intensify in the future. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Our competitors may also attempt to influence the adoption of standards that are not compatible with our current architecture. Our larger, more established competitors may have more influence with standards setting bodies than we do. In addition, if standards other than ours are adopted, this may require us to incur additional development and integration costs and may delay our sales efforts.

      Some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster or less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower cost alternatives to our products. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors.

INTELLECTUAL PROPERTY

      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have two issued U.S. patents, and two patent applications pending, with more in process. AirView, AirMAN and AirStar are our registered trademarks. CellMAC, Netro and the Netro logo are our trademarks. Every other trademark, trade name or service mark appearing in this prospectus belongs to its holder.

      Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.


ITEM 2. PROPERTIES

      We sublease an approximately 66,000 square foot facility in San Jose, California, which we use for executive offices and for administrative, engineering, product development, manufacturing and sales and marketing purposes. The sublease for this facility expires in September 2001.

EMPLOYEES

      As of December 31, 1999, we employed approximately 169 full-time employees and 37 contract personnel. Our full-time employees include 53 people in operations and manufacturing, 69 in engineering, 30 in sales, marketing and customer advocacy, and 17 in finance and administration. None of our employees is represented by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 3. LEGAL PROCEEDINGS

Netro is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER INFORMATION

(a)        Market Information

           The following table shows the high and low bid prices of the Company's Common Stock for the fiscal year ended December 31, 1999 as reported on The Nasdaq Stock Market:

                                             High              Low
                                            ------            ------
 Third Quarter (ended 9/30/99)              $42.13            $19.13
 Fourth Quarter (ended 12/31/99)            $51.00            $22.13


           The Closing price of the Company's Common Stock on The Nasdaq Stock Market on March 24, 2000 was $83.00.

           Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

(b)        Holders

           The Company's Common Stock is traded on the Stock Market under the symbol NTRO. As of March 24, 2000, the Company had approximately 294 shareholders of record.

(c)        Dividends

           The Company has not paid dividends on its Common Stock at any time and has no present plans to do so in the future.

(d)        Report of offering securities and use of proceeds therefrom

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

           The Company incurred the following expenses in connection with the offering:



    Underwriting discounts and commissions            $3,220,000
    Other expenses                                     1,175,000
                                                      ----------
               Total Expenses                         $4,395,000


           All of such expenses were direct or indirect payments to others.

           The net offering proceeds to the Company after deducting the total expenses above were approximately $41,605,000. From August 18, 1999 to December 31, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:



 Investment in short-term, interest-bearing obligations            $37,887,000
 Working Capital                                                     3,718,000
                                                                   -----------
            Total                                                  $41,605,000


           Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1998 and 1999, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the period from November 14, 1994 (inception) to December 31, 1995 and for the year ended December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                                                                NOVEMBER 14,
                                                                                                                    1994
                                                                                                               (INCEPTION) TO
                                                                   YEAR  ENDED DECEMBER 31                      DECEMBER 31,
                                            ----------------------------------------------------------
                                             1999              1998             1997             1996             1995
                                            --------         --------         --------         --------         --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues                                    $ 18,185         $  5,438         $  5,601         $    731              $--
Cost of revenues                              14,874            9,640            8,273              619               --
                                            --------         --------         --------         --------         --------
Gross profit (loss)                            3,311           (4,202)          (2,672)             112               --
                                            --------         --------         --------         --------         --------
Operating expenses:
  Research and development                    19,307           16,143           15,289           10,446            1,598
  Sales and marketing                          5,794            4,819            3,776            1,293               --
  General and administrative                   6,259            3,968            3,500            1,189              664
  Amortization of deferred stock
    compensation                               1,104               --               --               --               --
                                            --------         --------         --------         --------         --------
    Total operating expenses                  32,464           24,930           22,565           12,928            2,262
                                            --------         --------         --------         --------         --------
Loss from operations                         (29,153)         (29,132)         (25,237)         (12,816)          (2,262)
Other income (expense), net:                     353              304              703              643              193
                                            --------         --------         --------         --------         --------
Net loss                                    $(28,800)        $(28,828)        $(24,534)        $(12,173)        $ (2,069)
                                            ========         ========         ========         ========         ========

Basic and diluted net loss per share        $  (1.31)        $  (4.07)        $  (5.11)        $  (4.66)        $ (10.61)
Shares used to compute basic and
  diluted net loss per share                  21,988            7,087            4,798            2,610              195
Pro forma basic and diluted net loss
 per share                                    $(0.71)
Shares used to compute pro forma basic
 and diluted net loss per share               40,616


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                  1999           1998           1997           1996           1995
                                                               -------        -------        -------        -------        -------
                                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
      Cash, cash equivalents and short-term investments        $45,337        $15,128        $25,706        $13,913        $14,350
      Working capital                                           44,417         12,523         25,657         12,687         13,821
      Total assets                                              65,814         26,788         37,708         19,833         15,114
      Long-term debt and capital leases, net of current
        portion                                                  3,633          4,547          4,209            556             --
      Total shareholders' equity                                45,556         13,893         27,005         16,127         14,538


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report. We urge you also to read our Form 10-K before deciding to invest in our company or to maintain or increase your investment.

      This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses and gross profit, need for additional capital, Year 2000 compliance and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Our Form 10-K and other Securities Exchange Commission filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

      We are a leading provider of wireless broadband access equipment used by telecommunications service providers to provide businesses with high-speed internet access. We were incorporated in 1994 and introduced our first product, the AirMAN system, in 1996. Recognizing the competitiveness of the market for AirMAN products, we decided to devote substantially all of our product development efforts to the AirStar product from 1996 onward. The AirMAN system was designed to provide a dedicated link to connect two high traffic nodes in a network. Unlike the AirMAN system, the AirStar system allows multiple subscribers to communicate with a single base station radio in a point-to-multipoint architecture using packet based technology. We began initial sales of an early 26 GHz AirStar system in Europe in early 1998. With the successful trial shipments of the AirStar system, we discontinued AirMAN in September 1998. We shipped the first trial AirStar systems for 26 GHz in the third quarter of 1998. We then shipped a trial version of a 10 GHz AirStar product in November 1998. Based on our success in field trials and the receipt of limited quantities of AirStar subsystems from our contract manufacturers, we made the 26 GHz AirStar product commercially available in January 1999 and the 10 GHz AirStar product commercially available in October 1999. However, the products were, and continue to be, available only in limited quantities due to manufacturing and capacity constraints. Additionally, we shipped a trial version of a 38 GHz product in September 1999. We also expect to begin customer testing of a preliminary version of a 28 GHz AirStar product in the first quarter of 2000.

      All of our 1997 revenues, approximately 47% of our 1998 revenues and 2% of our 1999 revenues were derived from sales of the AirMAN system. Due to the product transition, revenues declined slightly to $5.4 million in 1998 from $5.6 million in 1997. We had negative gross margins in each quarter of 1997 and 1998 as a result of declining average selling prices in the market for the AirMAN system; however, our 1999 gross margins were positive due primarily to the advent of AirStar product sales.

      Currently, all of our revenues are generated from sales of AirStar systems through system integrators, local resellers and our direct sales force. In the first quarter of 1998, we entered into a product supply agreement with Siemens. In the third quarter of 1998, we signed a product supply and joint development agreement with Lucent. For 1998 and 1999, international revenues represented approximately 76% and 43% of total revenues. In addition, substantially all of our domestic revenues are derived from systems intended for installation in international locations.

      Sales to our four largest customers represented approximately 77% of our total revenue in 1999, 68% of our total revenue in 1998 and 92% of our total revenue in 1997. We expect that our key customers will continue to account for a significant portion of our total revenue for 2000 and in the future.

      Although we have historically assembled our products in-house, we are currently in the process of outsourcing manufacturing and assembly to contract manufacturers. Solectron began providing us with AirStar subsystems in the first quarter of 1999. In January 1999, we also signed a manufacturing agreement with Microelectronic Technology Inc. of Taiwan, to obtain a second source for the AirStar radios and to increase our manufacturing capacity. In August 1999, we received our first AirStar subsystems from this manufacturer. We expect these contract manufacturers to be responsible for most of our volume production in the future. In January 2000, we signed a manufacturing agreement with NEC America to obtain a second source for AirStar digital system components. In December 1999, we received and qualified initial subsystems from this manufacturer.

      System integrators and service providers typically perform numerous tests and extensively evaluate products before incorporating them into networks. The time required for testing, evaluation and design of our products into the service provider's network typically ranges from six to twelve months. If a service provider decides to supply commercial service with our products, it can take an additional six to twelve months before a service provider commences deployment of our products. During the trial period, we sell to service providers a limited number base stations and corresponding subscriber equipment The successful completion of this trial phase often results in another sale of additional hubs and subscriber equipment intended for commercial service.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1999

      REVENUES. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues increased from $5.4 million in 1998 to $18.2 million in 1999, due principally to increased AirStar system sales, which were slightly offset by the final phase-out of AirMAN sales. Substantially all of the revenues for these years were generated from installations in international locations. Sales to major customers were as follows:

                                                                         % OF TOTAL
                                                       REVENUES           REVENUES
                                                   -----------------    ------------
                                                    1998      1999      1998    1999
                                                   ------    -------    ----    ----
                                                             (IN THOUSANDS)
Alpine-Energie.................................    $1,480    $     *     27%      *%
Imed Link......................................        --      1,792     --      10
Lucent.........................................       873     10,426     16      57
NTL............................................         *      1,767      *      10
Pele-Phone.....................................       541          *     10       *
Siemens........................................       799          *     15       *
                                                   ------    -------    ----    ----
  Aggregate amount from 10% or greater
     customers.................................    $3,693    $13,985     68%     77%
                                                   ======    =======    ====    ====

* Sales less than 10%.

      GROSS PROFIT (LOSS). Gross profit represents total revenue less the cost revenue. Cost of revenues consists of contract manufacturing costs, material costs, compensation costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit increased from a loss of $4.2 million in 1998 to a profit of $3.3 million in 1999, principally due to increased AirStar system sales, which typically have a higher margin than predecessor products.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased from $16.1 million in 1998 to $19.3 million in 1999, primarily due to increases in personnel and related compensation costs, prototype material expenses, third-party engineering charges and expenses related to the release of new product features for the AirStar system. Gross research and development expenses increased from $17.0 million in 1998 to $19.9 million in 1999. We expect that continued substantial investment in research and development will be critical to attaining our strategic product and cost reduction objectives.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased from $4.8 million in 1998 to $5.8 million in 1999. The increase was primarily due to the significant expansion in sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities associated with the AirStar system. We expect these expenses to continue to increase on an absolute basis as we invest in expanding our sales and customer advocacy organizations.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses increased from $4.0 million in 1998 to $7.4 million in 1999. The increase was primarily due to deferred compensation charges, increased rent and overhead expenses associated with additional facilities, as well as the increased cost associated with being a public company. We expect that the growth of our operations as a public company will continue to require additional personnel and costs.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $4.8 million through December 31, 1999.

      OTHER INCOME, NET. Other income (expense), net consists primarily of interest income earned on low-risk, short-term investments and interest paid on outstanding debt. Other income, net increased from $304,000 in 1998 to $353,000 in 1999 primarily due to higher interest income from higher average cash balances partially offset by increased interest expense resulting from greater utilization of secured equipment loans and lease and bank financing for working capital.

      NET LOSS. Net loss was relatively constant at $28.8 million from 1998 to 1999 principally due to higher gross profit, offset by increased operating expenses.



YEARS ENDED DECEMBER 31, 1997 AND 1998

      REVENUES. Revenues decreased from $5.6 million in 1997 to $5.4 million in 1998. This decrease was primarily due to the discontinuation of the AirMAN system, which resulted in declining revenues that more than offset the revenues generated from the launch of the AirStar system. Substantially all of the revenues for these years were generated from installations in international locations. Sales to major customers were as follows:

                                                                         % OF TOTAL
                                                        REVENUES          REVENUES
                                                    ----------------    ------------
                                                     1997      1998     1997    1998
                                                    ------    ------    ----    ----
                                                     (IN THOUSANDS)
Alpine-Energie....................................  $  655    $1,480     12%     27%
Lucent............................................      --       873     --      16
o.tel.o...........................................   1,092         *     20       *
PanDacom..........................................   2,181         *     39       *
Pele-Phone........................................   1,172       541     21      10
Siemens...........................................      --       799     --      15
                                                    ------    ------    ----    ----
  Aggregate amount from 10% or greater
     customers....................................  $5,100    $3,693     92%     68%
                                                    ======    ======    ====    ====


* Sales less than 10%.

      GROSS LOSS. Gross loss increased from $2.7 million in 1997 to $4.2 million in 1998. This increase was primarily due to pricing pressures and increased warranty reserves for the AirMAN system.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased from $15.3 million in 1997 to $16.1 million in 1998. The increase was primarily due to increases in personnel and related compensation costs, prototype material expenses, third-party engineering charges and expenses related to the trial release of the initial AirStar system. Gross research and development expenses increased from $15.3 million in 1997 to $17.0 million in 1998.

      SALES AND MARKETING. Sales and marketing expenses increased from $3.8 million in 1997 to $4.8 million in 1998. The increase was primarily due to the significant expansion in sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities associated with the AirStar system.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $3.5 million in 1997 to $4.0 million in 1998. The increase was primarily due to increased rent expense due to relocation to larger facilities, as well as an increase in personnel from 8 to 15.

      OTHER INCOME, NET. Other income, net decreased from $703,000 in 1997 to $304,000 in 1998, primarily due to greater utilization of secured equipment loans and lease and bank financing for working capital.

      NET LOSS. Net loss increased from $24.5 million in 1997 to $28.8 million in 1998 primarily due to increases in operating expenses and negative gross profit.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, cash and cash equivalents were $7.5 million and short-term investments were $37.9 million. We have a $6.0 million bank line of credit. As of December 31, 1999, borrowings outstanding were $4.3 million and amounts utilized for outstanding letters of credit were $300,000 under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR plus 2.25% or the bank's prime rate, at our option. In addition, we have secured equipment financing which allows a maximum borrowing of $3.0 million of which $1.1 million was available as of December 31, 1999. See note 6 of notes to consolidated financial statements.

      Cash used in operating activities was $25.9 million for the year ended December 31, 1998 and $29.1 million for the same period in 1999. Cash used for operations for both periods was primarily due to the net loss, partially offset by non-cash charges.

      Cash used in investing activities was $2.2 million for the year ended December 31, 1998, primarily due to excess cash invested in short-term investments and capital equipment purchases. Cash used in investing activities was $30.6 million for the year ended December 31, 1999, primarily due to excess cash invested in short-term investments.

      Cash provided by financing activities was $18.5 million and $61.0 million for the years ended December 31, 1998 and 1999, respectively. Cash provided by financing activities for both periods was primarily due to issuances of stock and, to a lesser extent, capital lease and bank financing. Cash provided by financing activities in 1999 includes net proceeds of $41.6 million related to our initial public offering in August 1999.

      We completed our initial public offering of common stock in August 1999. We sold 5,750,000 shares at a price of $8.00 per share. We received net aggregate proceeds from the initial public offering of $41.6 million, net of underwriting discounts and commissions and offering costs.

     In March 2000 the Company completed a follow-on public offering. Of the 6 million shares of common stock offered , the Company sold 4,504,111 shares and selling shareholders sold 1,495,889, at a price of $82.5 per share. We received net aggregate proceeds of approximately $352.3 million after deducting underwriting discounts and commission and estimated offering costs.

      We have no material commitments other than obligations under our credit facilities and operating and capital leases. See notes 6 and 7 of notes to consolidated financial statements. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant but smaller amounts on property and equipment related to the expansion of our facilities, and on research and development laboratory and test equipment.

     The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of December 31, 1999, we had committed to make purchases totaling $4.6 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

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

      We believe that our current cash and cash equivalents balances, short-term investments and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

YEAR 2000 IMPACT

      We have not experienced any problems with our computer systems relating to their inability to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

RISK FACTORS

      In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

      As of December 31, 1999, we had an accumulated deficit of $96.4 million, and we expect to continue to incur net losses. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve and sustain profitability. Our financial results prior to 1999 were largely based on sales of AirMAN, a predecessor product, which we discontinued in September 1998. For 1999, our financial results were largely based on customer trials and commercial pilots of our AirStar product line. Although our AirStar revenues have grown in recent quarters, our past results should not be relied on as indications of future performance. We cannot be certain that we will realize sufficient revenues to achieve and sustain profitability. We incurred net losses of approximately $24.5 million, $28.8 million and $28.8 million in 1997, 1998 and 1999.

WE HAVE NOT MANUFACTURED OUR PRODUCTS IN SUBSTANTIAL VOLUMES. IF WE ARE UNABLE TO DO SO IN A COST-EFFICIENT WAY, OUR BUSINESS WILL BE ADVERSELY AFFECTED

      Our products are commercially available only in limited quantities. We began low-volume manufacturing runs in January 1999 with our first contract manufacturer and in August 1999 with our second contract manufacturer. We are currently in the process of initiating manufacturing runs with a third contract manufacturer. If we or our manufacturers are unable to develop processes by which we can manufacture substantial volumes of our products at the required quality and expected costs in relatively short periods of time, our financial results will suffer. Manufacturing our products, particularly the radio elements of our products, is complex and difficult. One of our contract manufacturers does not have a history of producing radio elements on a large scale. In addition, many of our contracts with distributors and system integrators provide for financial penalties in the event of a delay in delivery of products.

DUE TO OUR LIMITED OPERATING HISTORY IT IS DIFFICULT TO PREDICT FUTURE OPERATING RESULTS OR OUR STOCK PRICE

      We have generated only limited revenues to date, and revenues from our current AirStar product have been significant only in the past year. Prior to 1999, most of our revenues came from sales of a discontinued product line. Due to our limited operating history with our current product line, it is difficult for us to predict future results of operations. Investors in our common stock must consider our business and prospects in light of our historical dependence on a discontinued product line.

IF WE CANNOT REDUCE OUR PRODUCT COSTS, POTENTIAL CUSTOMERS WILL NOT PURCHASE OUR PRODUCTS AND OUR RESULTS OF OPERATIONS WILL SUFFER

      Market acceptance of our products will depend in part on reductions in the unit cost of our products. If we cannot reduce the cost of our products, our product sales, and consequently our results of operations, will suffer. If prices for alternative high-speed telecommunications services continue to decline, we may not become profitable. We believe that the price for high-speed wireless telecommunications equipment is driven by the prevailing price for other high-speed connection technologies, especially the cost of leasing a high-speed wire from the traditional telecommunications service provider in a given locale. Recently, the price of these leased connections has declined significantly in many countries. In addition, if this trend continues, service providers might be more likely to use this kind of leased connection than to introduce new technology such as our products, which would adversely affect our market share and pricing. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or may not lead to improved gross margins.

OUR FUTURE OPERATING RESULTS ARE DEPENDENT ON THE SALES OF A SINGLE PRODUCT LINE. IF THERE ARE UNEXPECTED CHANGES IN REVENUES FROM THIS PRODUCT, WE WILL NOT HAVE OTHER PRODUCTS TO OFFSET THE NEGATIVE IMPACT ON OUR OPERATING RESULTS

      We currently derive substantially all of our revenues from our AirStar product line and expect that this will continue for the foreseeable future. If there are unexpected changes in revenues from this product, we will not have other products to offset the negative impact on our operating results. Many of the risk factors listed in this section could negatively affect sales of our product line.

OUR BUSINESS IS SUBJECT TO MANY FACTORS THAT COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE

      Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to the risk factors described in this section. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the market price of our common stock could significantly decline.

IF WE ARE UNABLE TO DEPLOY OUR PRODUCTS ON A LARGE SCALE OR INTEGRATE THEM INTO A LARGE-SCALE NETWORK ENVIRONMENT, WE COULD LOSE SALES OPPORTUNITIES, SUFFER INJURY TO OUR REPUTATION, OR EXPERIENCE WARRANTY CLAIMS

      To date, we have launched our products only in customer trials and commercial pilots. If our products fail, or do not function adequately, in a large-scale deployment or in a network environment, we could experience:

        -  delays in or losses of sales opportunities;

        -  diversion of development resources;

        -  injury to our reputation; and

        -  increased service, warranty and replacement costs.

      In addition, our products may contain undetected or unresolved errors when they are first introduced or as a result of changes we make to reduce manufacturing costs. Our products are integrated with other network elements. There may be incompatibilities between these elements and our products that adversely affect the service provider or its subscribers.

WE DEPEND ON TWO CONTRACT MANUFACTURERS AND WE ARE IN THE PROCESS OF INITIATING MANUFACTURING RUNS WITH A THIRD. IF THESE MANUFACTURERS ARE UNABLE TO FILL OUR ORDERS ON A TIMELY BASIS, AND WE ARE UNABLE TO FIND ALTERNATIVE SOURCES, WE MAY BE UNABLE TO DELIVER PRODUCTS TO MEET CUSTOMER ORDERS

      We currently have relationships with three contract manufacturers of our products. Two of these provided products to us in 1999, and we expect the third will begin to provide products to us in the first quarter of 2000. We only manufacture pilot runs of our products and perform testing and staging at our own facilities. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we would have to identify and train acceptable alternative manufacturers, which could take as long as six months and cause our results of operations to suffer.

      Our experience with these manufacturers provides us with no basis to project their delivery schedules, yields or costs. In addition, few manufacturers produce radios like ours on a large scale. It is possible that a source may not be available to us when needed, and we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of products to customers, which in turn could have an adverse effect on our business.

BECAUSE SOME OF OUR KEY COMPONENTS ARE FROM SOLE SOURCE SUPPLIERS OR REQUIRE LONG LEAD TIMES, OUR BUSINESS IS SUBJECT TO UNEXPECTED INTERRUPTIONS, WHICH COULD CAUSE OUR OPERATING RESULTS TO SUFFER

      Many of our key components have long lead times, are purchased from sole source vendors for which alternative sources are not currently available, and are complex to manufacture. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and our revenues and results of operations would suffer.

      For example, we purchase our base station shelf from Cisco Systems, Inc. under an agreement that terminates in September 2000. Cisco has recently acquired interests in companies with high-speed wireless technology, and we cannot be certain that Cisco will continue to supply us after the termination of the current agreement. In addition, we purchase most of our electronic boards for base station equipment from Solectron, one of our contract manufacturers, and other components from other sole source and long lead time vendors.

IF WE DO NOT DEVELOP NEW PRODUCTS AND PRODUCT FEATURES IN RESPONSE TO CUSTOMER REQUIREMENTS OR IN A TIMELY WAY, CUSTOMERS WILL NOT BUY OUR PRODUCTS

      Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business. We may experience design or manufacturing difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements, any of which could cause us to incur unexpected expenses or lose revenues. For example, the first trial shipments of AirStar were delayed for almost one year due to technical problems. In addition, some of our customers have conditioned their future purchases of our products on the addition of product features. In the past we have experienced delays in introducing new features. For example, we intended to introduce base radio units that supported smaller sectors and a new release of our network management software in 1999, but the release of both of these features has been delayed until later in 2000. Furthermore, in order to compete in many markets, we will have to develop different versions of our existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market.

WE DEPEND ON TWO SYSTEM INTEGRATORS FOR MOST OF OUR REVENUES. IF THESE SYSTEM INTEGRATORS DO NOT PROMOTE OR PURCHASE OUR PRODUCTS, OUR BUSINESS WILL BE ADVERSELY AFFECTED

      We sell most of our products through two system integrators, Lucent and Siemens. The loss of either of these system integrators or the delay of significant orders from these system integrators, even if only temporary, could, among other things:

        -  reduce or delay our revenues;

        -  harm our reputation in the industry; or

        -  reduce our ability to predict our cash flow accurately.

      Aggregate sales through these two system integrators accounted for approximately 31% and 64% of our revenues for 1998 and 1999, respectively. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend on the timing and size of future purchase orders, if any, from these two system integrators. There are a limited number of system integrators that have the financial resources or technical expertise to sell, or to integrate, our products globally. If one or both of our system integrators will not sell, service or integrate our products, and we cannot identify other system integrators as replacements, we would be limited in our ability to sell our products.

      Our relationships with our system integrators are non-exclusive and do not contain minimum purchase commitments. Should either of our system integrators cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote products of our competitors, our revenues and consequently results of operations would be adversely affected. For example, Siemens has an equity interest in, and a commercial relationship with, one of our competitors, which may motivate Siemens to select this competitor's solutions over our own in the future.

IF WE ARE UNSUCCESSFUL IN ESTABLISHING LARGER DIRECT SALES AND CUSTOMER ADVOCACY ORGANIZATIONS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS

      We intend to grow our direct sales force and customer advocacy organization. We believe that the efforts of our direct sales force and customer advocacy organization are important in enabling both ourselves and our system integrators to acquire customers. We believe that qualified personnel are difficult to find and, once found, take substantial lead time to become productive. To the extent that we are unable to expand our direct sales force and customer advocacy organization, we may be unable to grow our business.


IF HIGH-SPEED WIRELESS TELECOMMUNICATIONS TECHNOLOGY OR OUR IMPLEMENTATION OF THIS TECHNOLOGY IS NOT ACCEPTED BY SERVICE PROVIDERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

      Our future success is substantially dependent on whether high-speed wireless telecommunications equipment gains market acceptance as a means to provide telecommunications voice and data services. All of our products are based on this technology. In the event that service providers adopt technologies other than the high-speed wireless technology that we offer, we may not be able to sustain or grow our business. Service providers continuously evaluate alternative high-speed access technologies, including wire-based technologies such as digital subscriber lines, cable modems, fiber optic cable and high-speed wires leased from the traditional service providers in a given locale, as well as different wireless technologies. In addition, widespread acceptance of our technology may be hindered by inherent technological limitations, such as a need for a clear line-of-sight for transmissions and a reduction in coverage radius in areas that experience heavy rain.


THE MAJORITY OF SERVICE PROVIDERS USING OUR PRODUCTS ARE EMERGING COMPANIES WITH UNPROVEN BUSINESS MODELS. IF THESE SERVICE PROVIDERS DO NOT SUCCEED, THERE WILL BE NO MARKET FOR OUR PRODUCTS

      Most telecommunications service providers using our products are emerging companies with unproven business models. If these new service providers do not succeed, there will be no market for our products. Neither they nor we have experience in integrating a complete telecommunications network that includes our products. The inability of emerging service providers to acquire and keep customers, acquire radio frequency licenses, successfully raise needed funds or respond to any trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending on network buildouts. If service providers defer or curtail their capital spending programs, sales of our products might be impacted, which would have an adverse effect on our business.

WE HAVE A LONG SALES CYCLE, WHICH COULD CAUSE OUR RESULTS OF OPERATIONS AND STOCK PRICE TO FLUCTUATE

      We believe our sales cycles are long and unpredictable. As a result, our revenues may fluctuate from quarter to quarter and fail to correspond with our expenses. This would cause our operating results and stock price to fluctuate. System integrators and service providers typically perform numerous tests and extensively evaluate products before incorporating them into networks. The time required for testing, evaluation and design of our products into the service provider's network typically ranges from six to twelve months. If a service provider decides to supply commercial service with our products, it can take an additional six to twelve months before a service provider commences deployment of our products. Some additional factors that affect the length of our sales cycle include:

        -  testing and evaluation;

        -  acquisition of roof rights;

        -  deployment and planning of network infrastructure;

        -  complexity of a given network;

        -  scope of a given project;

        -  availability of radio frequency; and

        -  regulatory issues.

      In addition, the delays inherent in our sales cycle raise additional risks of service provider decisions to cancel or change their product plans. Our business could be adversely affected if a significant customer reduces or delays orders during our sales cycle or chooses not to deploy networks incorporating our products.

INTENSE COMPETITION IN THE MARKET FOR COMMUNICATIONS EQUIPMENT COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUES OR ACHIEVING OR SUSTAINING PROFITABILITY

      The market for high-speed, wireless, point-to-multipoint telecommunications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would adversely affect our business. As a provider of high-speed wireless telecommunications equipment, we compete with a number of large telecommunications equipment suppliers, including Alcatel, Ericsson, Hughes, Marconi, Newbridge, Nortel and Spectrapoint, a joint venture between Cisco and Motorola, as well as with smaller start-up companies. In addition, well capitalized companies such as Nokia are potential entrants into the market. As a technology for providing high-speed telecommunications services, high-speed, wireless solutions compete with other high-speed, wire-based solutions, such as digital subscriber lines, fiber optic cable, cable modems and high-speed wires leased from traditional telecommunications service providers and satellite technologies.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower cost alternatives to our products. Our competitors may also attempt to influence the adoption of standards that are not compatible with our current architecture. Our larger, more established competitors may have more influence with standards setting bodies than we do. In addition, if standards other than ours are adopted, this may require us to incur additional development and integration costs and may delay our sales efforts. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors.

BECAUSE WE MUST SELL OUR PRODUCTS IN MANY COUNTRIES THAT HAVE DIFFERENT REGULATORY SCHEMES, IF WE CANNOT DEVELOP PRODUCTS THAT WORK WITH DIFFERENT STANDARDS, WE WILL BE UNABLE TO SELL OUR PRODUCTS

      If our sales are to grow, we must sell our products in many different countries. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process and therefore we do not know the standards with which we would be forced to comply. We have not completed all activities necessary to comply with existing regulations and requirements in most of the countries in which we intend to sell our products. Furthermore, standards and regulatory requirements are subject to change. For example, standards for antenna design expected to be established by the European Telecommunications Standards Institute are currently in flux.

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

      Sales in foreign countries accounted for 76% and 43% of our revenues in 1998 and 1999, respectively. In addition, most equipment purchased by domestic customers has been shipped to international service providers. Our international operations are subject to a number of risks and uncertainties, including:

        - the difficulties and costs of obtaining regulatory approvals for our products;

        -  unexpected changes in regulatory requirements; and

        - legal uncertainties regarding liability, tariffs and other trade barriers.

      Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to expand into international markets.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS. CHANGES IN TIMING AND SIZE OF THESE CUSTOMERS' ORDERS MAY CAUSE OUR OPERATING RESULTS AND STOCK PRICE TO FLUCTUATE

      We sell our products to a small number of customers. Unless and until we diversify and expand our customer base, our future success will significantly depend on:

        - the timing and size of future purchase orders, if any, from our largest customers;

        -  the product requirements of these customers;

        -  the financial and operational success of these customers; and

        -  the success of service providers that have deployed our products.

      Sales to our largest customers have in the past fluctuated and may in the future fluctuate significantly from quarter to quarter and year to year.

MANY PROJECTS THAT INCLUDE OUR PRODUCTS REQUIRE SYSTEM INTEGRATION EXPERTISE AND THIRD-PARTY FINANCING, WHICH WE ARE UNABLE TO PROVIDE. IF SOURCES FOR SYSTEM INTEGRATION OR FINANCING CANNOT BE OBTAINED AS NEEDED, SERVICE PROVIDERS MAY NOT SELECT OUR PRODUCTS

      Some service providers using our products purchase them as a part of a larger network deployment program that can require capital expenditures in the hundreds of millions of dollars. In some circumstances, these service providers require their equipment vendors to integrate equipment into these larger networks and finance deployment. We will be unable to provide this integration or financing and therefore will have to rely on the ability of our system integrators or third parties to integrate or finance these transactions. In the event that we are unable to identify distributors and system integrators that are able to provide this integration or financing on our behalf, we would be unable to compete for the business of some service provider accounts and our business might be adversely affected.

IF WE ARE UNABLE TO HIRE OR RETAIN OUR PERSONNEL, WE MIGHT NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY

      Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber personnel. The loss of the services of any key personnel or our inability to hire new personnel could restrict our ability to compete effectively. Competition for qualified personnel in our industry and in the Silicon Valley is intense, and we may not be successful in attracting and retaining these personnel. There are only a limited number of people with the requisite skills, particularly people with millimeter wave radio expertise. We are also dependent on the continued contributions of our principal sales, engineering and management personnel, many of whom would be difficult to replace. We currently do not maintain key person life insurance on any of our key executives.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS IN PARTICULAR MARKETS


      From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect on our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, in our sales agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE

        Our executive officers, directors and 5% or greater shareholders and their affiliates own 16,492,453 shares or approximately 33.5% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS BY THIRD PARTIES THAT SHAREHOLDERS MAY CONSIDER FAVORABLE

      Some provisions of our articles of incorporation and bylaws and of California law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. This may reduce the market price of our common stock. A summary of these provisions in our articles and bylaws is included in "Description of Capital Stock - Anti-Takeover Provisions".

OUR STOCK PRICE MAY BE VOLATILE

      Since our initial public offering in August 1999, our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future in response to many of the risk factors listed in this section. These fluctuations may be exaggerated if the trading volume of our common stock is low.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...............................
Financial Statements:
  Consolidated Balance Sheets..........................................
  Consolidated Statements of Operations and Comprehensive Loss.........
  Consolidated Statements of Shareholders' Equity......................
  Consolidated Statements of Cash Flows................................
  Notes to Consolidated Financial Statements...........................

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Netro Corporation:

   We have audited the accompanying consolidated balance sheets of Netro Corporation (a California corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netro Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                      ARTHUR ANDERSEN LLP

San Jose, California
January 24, 2000

                                      NETRO CORPORATION

                                 CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                               DECEMBER 31,
                                                                       1999                 1998
                                                                   ------------         ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $      7,450         $      6,094
  Short-term investments                                                 37,887                9,034
  Trade accounts receivable, net of allowance of
   $150 and $509, respectively                                            6,925                1,150
  Inventory                                                               7,909                4,315
  Prepaid expenses and other                                                814                  243
                                                                   ------------         ------------
          Total current assets                                           60,985               20,836
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                 4,569                5,634
OTHER ASSETS                                                                260                  318
                                                                   ------------         ------------
          Total assets                                             $     65,814         $     26,788
                                                                   ============         ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital leases             $      6,764         $      3,872
  Trade accounts payable                                                  5,064                1,327
  Accrued liabilities                                                     4,740                3,114
                                                                   ------------         ------------
          Total current liabilities                                      16,568                8,313
LONG-TERM DEBT AND CAPITAL LEASES, net of current portion                 3,633                4,547
DEFERRED FACILITIES RENT                                                     57                   35
                                                                   ------------         ------------
          Total liabilities                                              20,258               12,895
                                                                   ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 7) SHAREHOLDERS'
EQUITY:
 Preferred Stock, no par value:
    Authorized -- 5,000,000  shares and 31,192,517 shares
      at December  31, 1999 and 1998,  respectively
    Outstanding -- none and 27,732,235 at
       December 31,1999 and 1998, respectively                               --               81,073
  Common Stock, no par value:
     Authorized -- 100,000,000 shares
     Outstanding -- 44,912,773 and  8,530,238 shares at
    December 31, 1999, and December 31, 1998, respectively              146,490                1,224
  Note receivable from shareholder                                         (800)                (800)
  Deferred stock compensation                                            (3,730)                  --
  Accumulated deficit                                                   (96,404)             (67,604)
                                                                   ------------         ------------
          Total shareholders' equity                                     45,556               13,893
                                                                   ------------         ------------
          Total liabilities and shareholders' equity               $     65,814         $     26,788
                                                                   ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NETRO CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEARS ENDED DECEMBER 31,
                                                       1999             1998             1997
                                                     --------         --------         --------
REVENUES                                             $ 18,185         $  5,438         $  5,601
COST OF REVENUES                                       14,874            9,640            8,273
                                                     --------         --------         --------
GROSS PROFIT (LOSS)                                     3,311           (4,202)          (2,672)
                                                     --------         --------         --------
OPERATING EXPENSES:
  Research and development                             19,307           16,143           15,289
  Sales and marketing                                   5,794            4,819            3,776
  General and administrative                            6,259            3,968            3,500
  Amortization of deferred stock compensation           1,104               --               --
                                                     --------         --------         --------
          Total operating expenses                     32,464           24,930           22,565
                                                     --------         --------         --------
LOSS FROM OPERATIONS                                  (29,153)         (29,132)         (25,237)
                                                     --------         --------         --------
OTHER INCOME (EXPENSE), net:
  Interest income                                       1,522            1,260            1,001
  Interest expense                                     (1,169)            (956)            (298)
                                                     --------         --------         --------
          Total other income (expense), net               353              304              703
                                                     --------         --------         --------
NET LOSS AND COMPREHENSIVE LOSS                      $(28,800)        $(28,828)        $(24,534)
                                                     ========         ========         ========
Basic and diluted net loss per share                 $  (1.31)        $  (4.07)        $  (5.11)
                                                     ========         ========         ========
Shares used to compute basic and diluted net
  loss per share                                       21,988
                                                     ========

Pro forma basic and diluted net loss per share
  (unaudited)                                        $  (0.71)
                                                     ========
Shares used to compute pro forma basic
  and diluted net loss per share ( unaudited)          40,616
                                                     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NETRO CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              CONVERTIBLE
                                                             PREFERRED STOCK                      COMMON STOCK
                                                       SHARES             AMOUNT             SHARES            AMOUNT
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31, 1996                            20,683,766             30,275          7,813,406                 94
Exercise of stock options for cash                            --                 --            111,301                 15
Issuance of Common Stock for cash                             --                 --            158,000                235
Repurchase of Common Stock for cash                           --                 --             (3,750)                --
Issuance of Series C Convertible
  Preferred Stock for cash, net of
  issuance costs of $36                                5,028,005             35,162                 --                 --
Net loss                                                      --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31, 1997                            25,711,771             65,437          8,078,957                344
Exercise of stock options for cash                            --                 --            389,677                226
Issuance of Common Stock for cash                             --                 --              5,396                 11
Repurchase of Common Stock for cash                           --                 --           (343,792)              (157)
Issuance of Common Stock for notes
  receivable                                                  --                 --            400,000                800
Issuance of Series D Convertible
  Preferred Stock for cash, net of
  issuance costs of $84                                2,020,464             15,636                 --                 --
Net loss                                                      --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998                            27,732,235             81,073          8,530,238              1,224
Exercise of stock options for cash                            --                 --            731,124                757
Deferred stock compensation                                   --                 --                 --              4,834
Repurchase of Common Stock for cash                           --                 --            (21,666)                (4)
Issuance of Series D Convertible
  Preferred Stock for cash, net of
  Issuance costs of $48                                2,149,254             16,673                 --                 --
Issuance of Series D Convertible
  Preferred Stock for services rendered                   20,794                162                 --                 --
 Issuance of Common Stock in initial public
  offering, net of issuance cost
                                                              --                 --          5,750,000             41,605
 Conversion of Preferred Stock to Common
  Stock in connection with IPO                       (29,902,283)           (97,908)        29,902,283             97,908
Issuance of Common Stock for services rendered                --                 --             20,794                166
Amortization of deferred stock
  Compensation                                                --                 --                 --                 --
Net loss                                                      --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31 1999                                                                   44,912,773       $    146,490
                                                    ============       ============       ============       ============


                                                       NOTE
                                                     RECEIVABLE           DEFERRED                              TOTAL
                                                        FROM               STOCK           ACCUMULATED       SHAREHOLDERS'
                                                     SHAREHOLDER        COMPENSATION        DEFICIT              EQUITY
                                                    ------------       --------------     ------------       ------------
BALANCE, DECEMBER 31, 1996                                    --                 --            (14,242)            16,127
Exercise of stock options for cash                            --                 --                 --                 15
Issuance of Common Stock for cash                             --                 --                 --                235
Repurchase of Common Stock for cash                           --                 --                 --                 --
Issuance of Series C Convertible
  Preferred Stock for cash, net of
  issuance costs of $36                                       --                 --                 --             35,162
Net loss                                                      --                 --            (24,534)           (24,534)
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31, 1997                                    --                 --            (38,776)            27,005
Exercise of stock options for cash                            --                 --                 --                226
Issuance of Common Stock for cash                             --                 --                 --                 11
Repurchase of Common Stock for cash                           --                 --                 --               (157)
Issuance of Common Stock for notes
  receivable                                                (800)                --                 --                 --
Issuance of Series D Convertible
  Preferred Stock for cash, net of
  issuance costs of $84                                       --                 --                 --             15,636
Net loss                                                      --                 --            (28,828)           (28,828)
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998                                  (800)                --            (67,604)            13,893
Exercise of stock options for cash                            --                 --                 --                757
Deferred stock compensation                                   --             (4,834)                --                 --
Repurchase of Common Stock for cash                           --                 --                 --                 (4)
Issuance of Series D Convertible
  Preferred Stock for cash, net of
  Issuance costs of $48                                       --                 --                 --             16,673
Issuance of Series D Convertible
  Preferred Stock for services rendered                       --                 --                 --                162
 Issuance of Common Stock in initial public
  offering, net of issuance cost                              --                 --                 --             41,605
 Conversion of Preferred Stock to Common
  Stock in connection with IPO                                --                 --                 --                 --
Issuance of Common Stock for services rendered                --                 --                 --                166
Amortization of deferred stock
  Compensation                                                --              1,104                 --              1,104
Net loss                                                      --                 --            (28,800)           (28,800)
                                                    ------------       ------------       ------------       ------------
BALANCE, DECEMBER 31 1999                           $       (800)      $     (3,730)      $    (96,404)      $     45,556
                                                    ============       ============       ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NETRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           YEARS ENDED DECEMBER 31,
                                                                   1999             1998             1997
                                                               --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(28,800)        $(28,828)        $(24,534)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                2,789            3,065            1,968
     Provision for doubtful accounts                                 78              462               47
     Loss on disposal of fixed assets                                --               --              258
     Amortization of deferred stock compensation                  1,104               --               --
     Non-cash issuance of stock                                     328               --               --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                 (5,853)             545           (1,717)
       Inventory                                                 (3,594)            (388)          (2,670)
       Prepaid expenses and other                                  (513)            (159)            (191)
       Trade accounts payable and accrued liabilities             5,385             (566)           2,282
                                                               --------         --------         --------
          Net cash used in operating activities                 (29,076)         (25,869)         (24,557)
                                                               --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements              (1,724)          (3,183)          (2,530)
  Purchases of short-term investments                           (72,952)         (34,085)         (18,796)
  Maturities of short-term investments                           44,099           35,089           18,494
                                                               --------         --------         --------
          Net cash used in investing activities                 (30,577)          (2,179)          (2,832)
                                                               --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and sale-
     leaseback transactions                                       5,833            4,553            4,577
  Payments on notes payable and capital leases                   (3,855)          (1,795)          (1,109)
  Proceeds from issuance of Preferred Stock, net of
     issuance costs                                              16,673           15,636           35,162
  Proceeds from issuance of Common Stock                         42,362              237              250
  Repurchases of Common Stock                                        (4)            (157)              --
                                                               --------         --------         --------
          Net cash provided by financing activities              61,009           18,474           38,880
                                                               --------         --------         --------
NET INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     1,356           (9,574)          11,491
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                            6,094           15,668            4,177
                                                               --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  7,450         $  6,094         $ 15,668
                                                               ========         ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $  1,016         $    802         $    360
  Non-cash transactions:
     Notes receivable from the issuance of Common Stock        $     --         $    800         $     --
     Equipment acquired under capital leases                   $     --         $     --         $  1,083
     Conversion of Preferred Stock to Common Stock in
      connection with IPO                                      $ 97,908         $     --         $     --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   NETRO CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries in Germany, France and a dormant subsidiary in Israel.

    FOREIGN CURRENCY TRANSLATION

       The functional currency of the Company's subsidiaries is the local currency. Gains and losses resulting from the translation of the financial statements have not been material to date.

       Foreign exchange gains and losses resulting from foreign currency transactions were not material in any of the periods presented.

    USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months.

    SHORT-TERM INVESTMENTS

       The Company classifies its investments in debt securities as "held-to-maturity." Accordingly, these investments, which mature at various dates through February 2000, are valued using the amortized cost method. The fair value of the investments approximates amortized cost and, as such, the gross unrealized holding gains and losses at December 31, 1999 and 1998, were not material.

       The carrying value of the Company's investments by major security type consisted of the following (in thousands):

                                            DECEMBER 31,
DESCRIPTION                              1999           1998
-----------                            -------        -------
United States Treasury Bills           $ 3,975        $ 1,996
Other federal agency securities         33,912          6,945
Commercial paper                            --          5,064
                                       -------        -------
                                       $37,887        $14,005
                                       =======        =======


       Approximately none and $4,971,000 of the total investments in debt securities as of December 31, 1999 and 1998, respectively, were included in cash and cash equivalents. The remaining balances were classified as short-term investments. There were no investments included in cash and cash equivalents as of December 31, 1999.

    INVENTORY

       Inventory includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands):

                            DECEMBER 31,
                        1999          1998
Raw materials          $3,865        $3,204
Work-in-process         2,185           474
Finished goods          1,859           637
                       ------        ------
                       $7,909        $4,315
                       ======        ======


    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment is recorded at cost and depreciated using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are recorded at cost and are amortized over the estimated lives of the improvements or the term of the lease, whichever is shorter. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

    SOFTWARE DEVELOPMENT COSTS

       Under the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

    REVENUE RECOGNITION

       Revenues from product sales are generally recognized when all of the following conditions are met: the product has shipped, an arrangement exits with the customer and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs.

    RESEARCH AND DEVELOPMENT

       Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead. The Company received third-party research and development funding of $625,000 and $900,000 in 1999 and 1998, respectively. The Company offset research and development expenses with the funding when agreed-upon milestones were met.

    COMPUTATION OF HISTORICAL NET LOSS PER SHARE AND PRO FORMA NET LOSS PER
    SHARE

       Historical net loss per share was calculated under SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was 4,408,949, 32,453,093 and 29,777,846 shares for 1999, 1998 and 1997, respectively.

       Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, convertible preferred stock and common stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

       Pro forma basic and diluted net loss per share is calculated assuming the conversion of convertible preferred stock into an equivalent number of shares of common stock, as if the shares had converted on the dates of their issuance.

       The following table presents the calculation of historical and pro forma net loss per share (in thousands, except per share data):


                                                           YEARS ENDED DECEMBER 31,
                                                    1999             1998             1997
                                                --------         --------         --------
Net loss                                        $(28,800)        $(28,828)        $(24,534)
                                                ========         ========         ========
HISTORICAL:
Weighted average shares of common
  stock outstanding                               22,059            8,227            8,021
Less: Weighted average shares of
  common stock subject to repurchase                 (71)          (1,140)          (3,223)
                                                --------         --------         --------
Weighted average shares used to
  compute basic and diluted net
  loss per share                                  21,988            7,087            4,798
                                                ========         ========         ========
Basic and diluted net loss per share            $  (1.31)        $  (4.07)        $  (5.11)
                                                ========         ========         ========
PRO FORMA:
Net loss                                        $(28,800)        $(28,828)        $(24,534)
                                                ========         ========         ========
Shares used above                                 21,988            7,087            4,798
Pro forma adjustment to reflect
  weighted average effect of
  assumed conversion of convertible
  preferred stock (unaudited)                     18,628
                                                --------
Weighted average shares used to
  compute pro forma basic and
  diluted net loss per share (unaudited)          40,616
                                                ========
Pro forma basic and diluted net
  loss per share (unaudited)                    $  (0.71)
                                                ========



    COMPREHENSIVE LOSS

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which the Company adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income (loss) is the total of net income
    (loss) and all other non-owner changes in equity. For each of the periods presented, the Company had no such transactions, therefore the comprehensive loss was equal to net loss.

    STOCK-BASED COMPENSATION PLANS

       Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus, the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.


    3.  CONCENTRATIONS OF CREDIT RISK:

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents and short-term investments. As of December 31, 1999 and 1998, approximately 85% and 71%, respectively, of the Company's trade accounts receivable balance was represented by three customers and one customer, respectively. Although the Company does not require collateral on accounts receivable, because the majority of the Company's customers are large, well-established companies, it requires stand by letters of credits or prepayments on certain sales to foreign and smaller companies. The Company provides reserves for credit losses and such losses have been insignificant in all periods presented in the accompanying consolidated financial statements. With respect to cash equivalents and short-term investments, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

    4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

       Equipment and leasehold improvements consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                           1999             1998
                                                       --------         --------
Engineering and test equipment                         $  9,126         $  7,997
Office and computer equipment                             3,182            2,743
Furniture and fixtures                                      461              345
Leasehold improvements                                      246              206
                                                       --------         --------
                                                         13,015           11,291
Less: Accumulated depreciation and amortization          (8,446)          (5,657)
                                                       --------         --------
Equipment and leasehold improvements, net              $  4,569         $  5,634
                                                       --------         ========


    5.  ACCRUED LIABILITIES:

       Accrued liabilities consisted of the following (in thousands):

                                                  DECEMBER 31,
                                              1999          1998
                                            ------        ------
Accrued payroll and related benefits        $1,494        $  935
Warranty reserve                             1,264         1,250
Customer deposits                              858           315
Other                                        1,124           614
                                            ------        ------
          Total                             $4,740        $3,114
                                            ======        ======


    6.  DEBT AND CAPITAL LEASES:

       The following table summarizes obligations under long-term debt and capital leases (in thousands):

                                                                DECEMBER 31,
                                                           1999             1998
                                                        --------         --------
Borrowings under bank line of credit                    $  4,338         $  1,839
Secured note payable to lender, due in monthly
  installments of $90,942 with interest at 12.5%           1,882            2,746
Capital leases, due through 2002                           4,177            3,834
                                                        --------         --------
                                                          10,397            8,419
Less: current portion                                     (6,764)          (3,872)
                                                        --------         --------
                                                        $  3,633         $  4,547
                                                        ========         ========

       In January 1998, the Company entered into a new bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in September 1999 and expires in January 2001. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's outstanding trade accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrued interest at the 30-day LIBOR rate plus 2.25% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants.

       As of December 31, 1999, borrowings outstanding under this agreement were $4,338,000 and amounts utilized for outstanding letters of credit were $300,000.

       In 1997, the Company borrowed $3,750,000 from a lender to finance purchases of fixed assets. The loan accrues interest at 12.5% per annum from the date of borrowing, and is secured by a purchase money lien on the equipment financed. Principal payments due under the loan at December 31, 1999, are as follows (in thousands):


2000 ....................           907
2001 ....................           975
                                 ------
          Total .........        $1,882
                                 ======


       A significant portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The cost of equipment under capital leases included in property and equipment at December 31, 1999 and 1998 was approximately $6,590,000, and $5,754,000 respectively.

       In March 1999, the Company entered into a new equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of December 31, 1999, the Company had borrowed approximately $1,936,000 against this agreement. See Note 9 for information regarding warrants issued as part of this agreement.

       Future minimum lease payments under all noncancelable capital lease agreements as of December 31, 1999, are summarized as follows (in thousands):

2000 ...................................................          1,987
2001 ...................................................          1,776
2002 ...................................................          1,172
                                                                -------
Total minimum lease payments ...........................          4,935
Less: amount representing interest at 10.0% to 13.4% ...           (758)
                                                                -------
Present value of lease payments ........................        $ 4,177
                                                                =======



    7.  COMMITMENTS AND CONTINGENCIES:

    COMMITMENTS

       The Company leases its facilities and certain equipment under noncancelable operating lease agreements expiring at various dates through 2002. Future minimum lease payments under all noncancelable operating lease agreements as of December 31, 1999, are summarized as follows (in thousands):


2000...................          1,396
2001...................            902
2002...................              8
                               -------
                               $ 2,306
                               =======

       Rent expense for the operating leases was approximately $1,361,000, $922,000, $538,000 in 1999, 1998, and 1997, respectively.

       The Company had outstanding a standby letter of credit of $400,000 to secure the Company's warranty obligations to one customer relating to discontinued product. The letter of credit is secured by a certificate of deposit for $125,000. The letter of credit is subject to draw if the Company fails to meet its obligation for liquidated damages to the customer for downtime.

       In January 1999, the Company entered into an engineering service agreement with one of its vendor's for $728,000, which is payable in cash or stock at the option of the Company. As of December 31,1999, the Company had paid 41,588 shares of Common Stock with a value of $328,000. In November 1999, the Company agreed to pay the remaining future obligations under this agreement in cash.

    CONTINGENCIES

    In 1999, the Company reached a settlement agreement and mutual release with a former contract manufacturer. Under the settlement the Company will purchase certain component inventory for cash. This settlement is within amounts previously reserved for this purpose in the Company's financial statements.

    8.  EMPLOYEE BENEFIT PLAN:

       The Company maintains an employee savings plan for all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code (the "Code"). The plan allows employees to make pre-tax contributions in specified percentages up to the maximum dollar limitations prescribed by the Code. The Company has the option to contribute to the plan, but has not made contributions to date.

    9.  CAPITAL STOCK:

    INITIAL PUBLIC OFFERING

       On August 24, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock at a public offering price of $8 per share. The offering resulted in net proceeds to the Company of $42,780,000 after payment of the underwriters commission but before deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 29,902,283 shares of common stock.

    CAPITAL STOCK

       The Company's capital stock is divided into two classes: Common Stock and Convertible Preferred Stock. Convertible Preferred Stock consisted of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock.

       At December 31, 1999, 7,907,469 shares of Common Stock were reserved, including 7,850,441 shares for issuance under the Company's stock option plans, and 57,028 for warrants to purchase Common Stock.

       During 1998, the Company issued 400,000 shares of Common Stock in exchange for a full recourse note in the amount of $800,000. The note bears interest at 5.44% per annum and is due in April 2002.

    STOCK OPTION PLANS

    1999 Executive Stock Plan

       The 1999 Executive Stock Plan was adopted by the board of directors in April 1999 and approved by the shareholders in May 1999. A total of 1,195,000 shares of common stock has been reserved for issuance under the 1999 Executive Stock Plan. As of December 31, 1999, options to purchase 1,175,000 shares of common stock with a weighted average exercise price of $3.50 had been issued, and 20,000 shares remained available for future option grants. Unless terminated earlier, the 1999 Executive Stock Plan will terminate in April 2009. The 1999 Executive Stock Plan does not impose an annual limitation on the number of shares subject to options that may be issued to any individual employee.

       The terms of options issued under the 1999 Executive Stock Plan are generally the same as those that may be issued under the 1996 Stock Option Plan. However, all options granted under the 1999 Executive Stock Plan may be exercised immediately after the grant date, subject to the Company's right to repurchase at cost any shares that remain unvested at the time of the optionee's termination of employment. Options granted under the 1999 Executive Stock Plan generally vest at the rate of 1/4th of the total number of shares subject to the options twelve months after the date of grant and 1/48th of the total number of shares subject to the options each month thereafter.

    1997 Directors' Stock Option Plan

       The 1997 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in December 1997 and amended in June 1999. A total of 300,000 shares of common stock has been reserved for issuance under the Directors' Plan, of which options to purchase 125,000 shares of common stock had been granted. Under the Directors' Plan, as amended, each individual who first becomes a non-employee director after the effective date of the amendment will receive an automatic initial grant of an option to purchase 10,000 shares of common stock upon appointment or election. Initial grants to non-employee directors will be vested and exercisable in full as of the date of grant. The Directors' Plan also provides for annual grants of options to purchase 10,000 shares of common stock on the first day of each fiscal year to each non-employee director who has served on the Board of Directors for at least six months, provided that a non-employee director who received a 20,000 share initial grant under the original version of the Directors' Plan will be eligible to receive an annual grant of an option to purchase 5,000 shares of common stock until the first day of the fiscal year following the date on which the initial option has fully vested under the terms of that option, after which date each director will be eligible to receive an annual grant of an option to purchase 10,000 shares of common stock. The annual grants to non-employee directors will be vested and exercisable in full as of the date of grant. The per share exercise price of all stock options granted under the Directors' Plan must be equal to the fair market value of a share of the Company's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. However, unvested options will terminate when the optionee ceases to serve as a director and vested options will terminate if they are not exercised within 12 months after the director's death or disability or within 90 days after the director ceases to serve as a director for any other reason.

    1995 and 1996 Stock Option Plans

       During 1996, the Company established the 1996 Stock Option Plan (the "1996 Plan"). All shares previously available for issuance under the Company's 1995 Stock Option Plan are reserved for issuance under the 1996 Plan. As of December 31, 1999, 8,800,000 shares of Common Stock had been authorized for issuance under the 1995 and 1996 Plan, of which 810,981 shares remained available for future option grants. Under the 1996 Plan, the Company may grant incentive stock options or nonstatutory stock options to employees, officers, directors and consultants at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that nonstatutory stock options may be granted at 85% of such fair market value. Options granted generally become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. However, at the discretion of management, the optionee may have the immediate right to exercise the option subject to a restricted stock agreement that gives the Company the right to repurchase unvested shares at the original issuance price in the event of termination of employment. The maximum term of a stock option under the plans is ten years, but if the optionee at the time of grant has voting power of more than 10% of the Company's outstanding capital stock, the maximum term is five years. The number of shares reserved for issuance under the 1996 stock option plan will be subject to an automatic annual increase on the first day of each year beginning from 2001 through 2005 equal to the least of: 1) 750,000 shares, 2) 3% of our outstanding common stock on the last day of the immediately preceding fiscal year or 3) a number of shares determined by the administrator.

       The following table summarizes option activity under all option plans including the 1997 Director Stock Option Plan, the 1999 Executive Stock Option Plan and the 1995 and 1996 Stock Option Plans:

                                                             OPTIONS OUTSTANDING
                                                        --------------------------
                                                                         WEIGHTED
                                       OPTIONS                            AVERAGE
                                      AVAILABLE           SHARES       EXERCISE PRICE
Balance at December 31, 1996          1,577,176          2,096,000         $ 0.490
  Authorized                          1,320,000                 --              --
  Granted                            (2,557,550)         2,557,550           1.980
  Exercised                                  --           (111,301)          0.213
  Terminated                            504,924           (504,924)          1.022
  Unvested shares repurchased             3,750                 --           0.045
                                     ----------         ----------
Balance at December 31, 1997            848,300          4,037,325           1.360
  Authorized                            500,000                 --              --
  Granted                            (1,605,800)         1,605,800           2.000
  Exercised                                  --           (389,677)          0.579
  Terminated                            570,337           (570,337)          1.555
  Unvested shares repurchased           248,667                 --           0.064
                                     ----------         ----------
Balance at December 31, 1998            561,504          4,683,111           1.621
Authorized                            3,315,284                 --              --
  Granted                            (3,689,510)         3,689,510          11.835
  Exercised                                  --           (731,124)          1.020
  Terminated                            797,037           (797,037)          1.880
  Unvested shares repurchased            21,666                 --           0.194
                                     ----------         ----------
Balance at December 31, 1999          1,005,981          6,844,460         $ 7.178
                                     ==========         ==========


       Shares of common stock issued pursuant to options granted under the 1995 and 1996 stock option plans that had not vested at the date of employee termination were repurchased by the Company at cost, as reflected in the table above as "unvested shares repurchased." The repurchased shares were cancelled and returned to the pool of options available for grant.

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                     OPTIONS OUTSTANDING
             ----------------------------------------------------------------------         NUMBER
                 EXERCISE                                            CONTRACTUAL           VESTED AND
                  PRICES                    NUMBER                      LIFE              EXERCISABLE
             ----------------           ---------------           -----------------    ---------------
                       $0.045                    21,000                5.6 years                21,000
                        $0.20                   317,948                6.5 years               257,622
                  $1.00-$1.50                   227,163                6.9 years               169,950
                        $2.00                 3,275,089                8.2 years             1,404,017
                        $3.50                 1,352,125                9.3 years                   406
                 $7.00 -$8.00                   657,350                9.5 years                 3,000
               $22.75 -$26.25                   149,850                9.8 years                    --
                $34.31-$45.00                   843,935                9.9 years                    --
                                             ----------                                    -----------
                                              6,844,460                                      1,855,995
                                             ==========                                    ===========

       In January 1996, the Company adopted the provisions of SFAS No. 123, which calls for companies to measure employee stock compensation expense based on the fair value method of accounting. As allowed by SFAS No. 123, the Company elected the continued use of APB Opinion No. 25, with pro forma disclosure of net loss determined as if the fair value method had been applied in measuring compensation cost. Had compensation cost for the Company's stock based compensation awards been determined under the fair value method consistent with SFAS No. 123, the Company's net loss would have resulted in the following pro forma amounts:



                                                           YEARS ENDED DECEMBER 31,
                                               1999               1998               1997
                                           ----------         ----------         ----------
                                                       (DOLLARS IN THOUSANDS)
   As Reported:
     Net loss                              $  (28,800)        $  (28,828)        $  (24,534)
     Net loss per share                         (1.31)             (4.07)             (5.11)
   Pro Forma:
     Net loss                                 (30,273)           (29,079)           (24,670)
     Net loss per share                         (1.38)             (4.10)             (5.14)

   Weighted average fair value of
    options granted during the year             18.78               2.48               2.47

   Weighted average
   fair value of
   purchase rights
   granted during the
   year under the
   employee stock
   purchase plan                                 2.97                 --                 --




    The fair value of each option grant for the six month period ended June 30, 1999, 1998, and 1997 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate..................................     5.03% - 6.70%
Average expected life of option..........................           5 years
Dividend yield...........................................                0%
Volatility of Common Stock...............................             0.01%


    The fair value of each option grant for the six month period ended December 31, 1999, was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate..................................   5.87% - 6.09%
Average expected life of option..........................         4 years
Dividend yield...........................................              0%
Volatility of Common Stock...............................           90.0%


    To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of future employee stock purchase plan issuances. Therefore, the Company has estimated the compensation cost for our first employee stock purchase plan issuance, which will be in January 2000. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate..................................      5.04%
Average expected life of option..........................  0.5 years
Dividend yield...........................................         0%
Volatility of Common Stock...............................      90.0%

    1999 EMPLOYEE STOCK PURCHASE PLAN

       In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A total of 1,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be subject to an automatic annual increase on the first day of each of 2001 through 2005 equal to the least of: (1) 250,000 shares, (2) 1% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (3) a number of shares determined by the administrator. The price of shares purchased under the plan will be equal to 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower.

    DEFERRED STOCK COMPENSATION

       In connection with the grant of stock options to purchase 2,338,550 shares of common stock with a weighted average exercise price of $2.84 per share to employees during 1998 and 1999, the Company recorded deferred compensation of $4,834,000, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was immaterial in 1998. Amortization expense related to deferred stock compensation was $1,104,000 in 1999. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

    PREFERRED STOCK

    Netro is authorized to issue 5,000,000 shares of undesignated preferred stock. The board of directors will have the authority, without any further vote or action by the shareholders:

        -  to issue the undesignated preferred stock in one or more series.

        - to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock; and

        - to fix the number of shares constituting any series and the designation of that series.

         The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

    CONVERTIBLE PREFERRED STOCK

       The Company's outstanding Convertible Preferred Stock consists of:

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                  1999          1998
                                                                 -------       ------
Series A
  Authorized  - none at December  31, 1999 and  13,466,660
  at December 31, 1998.
  Outstanding  - none at December 31, 1999 and  13,466,660
  at December 31, 1999                                             --          $ 6,049
Series B
  Authorized - none at December 31, 1999 and  5,250,000 at
  December 31, 1998.
  Outstanding  - none at December  31, 1999 and  5,250,000
  at December 31, 1998                                             --          $10,492
Series C
  Authorized - none at December 31, 1999 and  8,475,857 at
  December 31, 1998.
  Outstanding  - none at December  31, 1999 and  6,995,111
  at December 31, 1998                                             --          $48,896
Series D
  Authorized - none at December 31, 1999 and  4,000,000 at
  December 31, 1998.
  Outstanding  - none at December  31, 1999 and  2,020,464
  at December 31, 1998                                             --          $15,636


    WARRANTS

       In connection with the Company's capital lease financing arrangements, the Company issued warrants to its lessors as follows:

                                               YEAR              SHARE          EXERCISE
CLASS OF STOCK                                GRANTED            AMOUNT           PRICE
--------------                           ---------------    ---------------    -----------
Series C Preferred Stock..............           1997              28,750        $     7.00
Series D Preferred Stock..............           1998               8,997        $     7.78
Series D Preferred Stock..............           1999              19,281        $     7.78


        Warrants to purchase 23,750 shares at $7.00 per share will expire in June 2002. Warrants to purchase 5,000 shares at $7.00 per share will expire in September 2002. Warrants to purchase 8,997 shares at $7.78 per share will expire in February 2003. Warrants to purchase 19,281 shares at $7.78 per share will expire in March 2006. The fair value of the warrants was estimated at the date of grant using the Black-Scholes model and the value was determined to be immaterial.

         All of the outstanding warrants to purchase Preferred Stock were converted upon completion of the Company's initial public offering into warrants to purchase shares of Common Stock on a one for one basis.

    10.  INCOME TAXES:

       The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

       The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes as follows:


                                                       YEARS ENDED DECEMBER 31,
                                                  1999         1998         1997
                                                  ----         ----         ----
Federal statutory rate ....................        (35)%        (35)%        (35)%
State taxes, net of federal benefit .......         (6)          (6)          (6)
Change in valuation allowance .............         41           41           41
                                                   ---          ---          ---
                                                    -%           -%           -%
                                                   ===          ===          ===

       The major components of the net deferred tax asset were as follows (in thousands):

                                                  DECEMBER 31,
                                            1999             1998
                                          --------         --------
Net operating losses:
  Federal                                 $ 28,723         $ 20,363
  State                                      1,412            1,176
Tax credit carryforwards                     4,551            2,842
Cumulative temporary differences:
  Reserves                                   1,474            1,774
  Research and development costs             2,070            1,653
  Start-up costs                               508              621
  Other                                      1,211              457
                                          --------         --------
          Total deferred tax asset          39,949           28,886
Valuation allowance                        (39,949)         (28,886)
                                          --------         --------
          Net deferred tax asset          $     --         $     --
                                          ========         ========


       The Company has established a valuation allowance for the total deferred tax asset because, given the Company's limited operating history and accumulated deficit, it is uncertain that the deferred tax asset will be realized.

       As of December 31, 1999, the Company had Federal and State net operating loss carryforwards of approximately $87,479,278 and $24,208,734, respectively. The Company's net operating loss carryforwards expire at various dates through 2019. Under current tax law, the net operating loss and tax credit carryforwards available for use in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

    11.  SEGMENT REPORTING:

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

       The Company markets its products in the United States and in other foreign countries through worldwide system integrators, its direct sales force and local resellers. Revenue by country based on sales to those customers before distribution to the end customer was as follows:


                                                     YEARS ENDED
                                                     DECEMBER 31,
                                    1999               1998               1997
                                ---------------    ---------------    ----------
United States...............        57%                24%                 1%
Germany.....................        --                  2%                61%
Austria.....................        --                 27%                13%
United Kingdom..............        10%                16%                --
Italy.......................         7%                15%                --
Israel......................         2%                10%                21%
Saudi Arabia................        10%                --                 --
Other.......................        14%                 6%                 4%

   The following customers accounted for 10% or more of revenues in the periods indicated:


                                                   YEARS ENDED
                                                  DECEMBER 31,
                                   1999               1998             1997
                             ---------------    ---------------    ----------
Customer A................            *                  *              39%
Customer B................           --                  *              20%
Customer C................            *                 10%             21%
Customer D................            *                 27%             12%
Customer E................           57%                16%             --
Customer F................            *                 15%             --
Customer G................           10%                 *              --
Customer H................           10%                 *              --

    ----------
    * Customer below 10% in 1998 or 1999


    12. SUBSEQUENT EVENT (UNAUDITED)

    2000 Non-Executive Stock Option Plan

         The 2000 non-executive stock option plan was adopted by the Board of Directors in February 2000 and, unless terminated earlier by the Board of Directors, will terminate in February 2010. It does not require shareholder approval. The 2000 non-executive stock option plan provides for the grant of nonstatutory stock options to non-executive employees of and consultants to the Company. The purposes of the 2000 non-executive stock option plan are: to attract and retain the best available personnel; to provide additional incentives to our non-executive employees and consultants; and to promote the success of the Company. The Company has reserved 2,000,000 shares for issuance under the 2000 non-executive stock option plan.

         The compensation committee currently administers the 2000 non-executive stock option plan. The administrator of the plan determines: the number of shares subject to options, provided that no individual employee may receive option grants for more than 1,000,000 shares; vesting schedules, which are typically 1/4(th) after one year and 1/48(th) per month thereafter; exercise prices, which must be at least 85% of the fair market value of our common stock; the term of the options, which may not exceed ten years; and the transferability of the options, which are generally non-transferable other than by will or the laws of descent or distribution, unless otherwise determined by the administrator.

         Options granted under the 2000 non-executive stock option plan are also subject to the following restrictions: options granted under the 2000 non-executive stock option plan are only nonstatutory stock options; and executive officers of the Company may not receive grants under the plan.

         In the event of a change of control of the Company, outstanding options will be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction. The Company's board of directors may amend, modify or terminate the 2000 non-executive stock option plan if the amendment, modification or termination does not impair vesting rights of the plan participants.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURE

              Not applicable.


                                    PART III

              The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which when filed pursuant to Regulation 14 A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Netro Corporation

   Date: March 30, 1999                 By: /s/ Michael T. Everett
                                           -------------------------------------
                                           Michael T. Everett Executive Vice
                                           President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                  Signature                                       Title                                Date
       ----------------------------------         -----------------------------------------      ----------------
            /s/ RICHARD M. MOLEY                   Chairman of the Board of Directors             March 30, 2000
       ---------------------------------
               (Richard M. Moley)


               /s/ GIDEON BEN-EFRAIM               President, Chief Executive Officer and
       ---------------------------------
                  (Gideon Ben-Efraim)              Director (Principal Executive Officer)         March 30, 2000


           /s/ MICHAEL T. EVERETT                  Executive Vice President,
       ---------------------------------
              (Michael T. Everett)                 Chief Financial Officer (Principal
                                                   Financial and Accounting Officer)              March 30, 2000


             /s/ THOMAS R. BARUCH                  Director                                       March 30, 1999
       ---------------------------------
                (Thomas R. Baruch)


           /s/ NEAL DOUGLAS                        Director                                       March 30, 1999
       ---------------------------------
              (Neal Douglas)


           /s/ IRWIN FEDERMAN                      Director                                       March 30, 1999
       ---------------------------------
              (Irwin Federman)


              /s/ JOHN L. WALECKA                  Director                                       March 30, 1999
       ---------------------------------
                 (John L. Walecka)


         /s/ ROBERT J. WYNNE                       Director                                       March 30, 1999
       ---------------------------------
                 (Robert J. Wynne)

                                        PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) Financial Statements The financial statements (including the Notes thereto listed in the Index to Consolidated Financial
        Statements  are  included in Item 8 of Part
        II of this Form 10-K

        (2)  Financial   Statement   Schedules  The
        following  financial  statement schedule is
        included herein:
        Schedule   II--Valuation   and   Qualifying
        Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3) EXHIBITS


    3.3*           Amended and Restated Articles of Incorporation of the
                   Registrant.

    3.4*           Amended and Restated Bylaws of the Registrant.

    4.1*           Form of the Registrant's common stock certificate.

   10.1*           Form of Indemnification Agreement.

   10.2* 1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

   10.3* 1999 Executive Stock Plan and form of subscription agreement.

   10.4* 1999 Employee Stock Purchase Plan and form of subscription agreement.

   10.5* 1997 Directors' Stock Option Plan, as amended, and form of stock option agreement.

   10.6*           Lease between Sobrato Interests II et al. and Pyramid
                   Technology Corporation dated August 29, 1979, and first amendment.

   10.6.1*         Sublease between Registrant and Siemens Pyramid Information
                   Systems, Inc. dated December 15, 1997 and amendment.

   10.6.2*         Landlord's consent to sublease.

   10.7(+)*        Global OEM Purchase Agreement between Registrant and Lucent
                   Technologies Inc.

   10.8(+)*        Frame Agreement between Registrant and Italtel s.p.a.

   10.8.1(+)*      Non-Exclusive OEM Supplemental Agreement between Registrant and Italtel s.p.a.

   10.8.2(+)*      Joint Development Agreement between Registrant and Italtel
                   s.p.a.

   10.8.3* Special Rights Agreement between Registrant and Italtel s.p.a.

   10.9(+)*        Manufacturing Agreement between Registrant and Solectron

                   California Corporation, dated May 31, 1998.

   10.10(+)*       Manufacturing and Engineering Services Agreement between
                   Registrant and Microelectronics Technology Inc., dated
                   January 11, 1999 and first amendment.

   10.11(+)*       OEM Agreement between Registrant and Cisco Systems, Inc.,
                   dated as of December 7, 1998.

   10.11.1(+)*     Technology Agreement between Registrant and Cisco Systems,
                   Inc., dated as of December 7, 1998.

   10.11.2**(+)    Amendment No. 1 to OEM Agreement between Registrant and
                   Cisco Systems, Inc., dated as of January 20, 2000.

   10.12*          Employment Agreement between Registrant and Gideon
                   Ben-Efraim, and amendment.

   10.13*          Form of Change-of-Control Agreement.

   10.14*          Amended and Restated Rights Agreement by and among
                   Registrant and certain of its shareholders, dated June 21, 1999.

   10.15* 1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

   10.16** 2000 Non-Executive Option Plan and form of stock option agreement.

   21.1**          Subsidiaries of the Registrant.

   23.1            Consent of Arthur Andersen LLP, Independent Public
                   Accountants.

   27.1            Financial Data Schedule.


---------------

  * Incorporated by reference to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on June 22, 1999.

 ** Incorporated by reference to our registration statement on Form S-1 (File
    No. 333-30738) initially filed with the SEC on February 18, 2000.

  + Confidential treatment granted with respect to certain portions of this Exhibit.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders of Netro Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Netro Corporation (a California corporation) and subsidiaries included in this registration statement and have issued our report thereon dated January 24, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the exhibit index above is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ ARTHUR ANDERSEN LLP
                                       -----------------------------

San Jose, California
January 24, 2000

                                NETRO CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                                  BALANCE AT      ADDITIONS                     BALANCE AT
                                                 THE BEGINNING    CHARGED TO                    END OF THE
                                                  OF THE YEAR      EXPENSES     DEDUCTIONS         YEAR
                                                 -------------    ----------    ----------    ---------------
         Allowance for Doubtful Accounts:
           Year ended December 31, 1997........     $    3          $  219         $175           $   47
           Year ended December 31, 1998........         47             462           --              509
           Year ended December 31, 1999........     $  509          $   78         $437           $  150
         Reserve for Warranty:
           Year ended December 31, 1997........     $   75          $  320         $224           $  171
           Year ended December 31, 1998........        171           1,833          754            1,250
           Year ended December 31, 1999........     $1,250          $  621         $607           $1,264

                                        EXHIBIT INDEX

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
    3.3*           Amended and Restated Articles of Incorporation of the
                   Registrant.

    3.4*           Amended and Restated Bylaws of the Registrant.

    4.1*           Form of the Registrant's common stock certificate.

   10.1*           Form of Indemnification Agreement.

   10.2* 1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

   10.3* 1999 Executive Stock Plan and form of subscription agreement.

   10.4* 1999 Employee Stock Purchase Plan and form of subscription agreement.

   10.5* 1997 Directors' Stock Option Plan, as amended, and form of stock option agreement.

   10.6*           Lease between Sobrato Interests II et al. and Pyramid
                   Technology Corporation dated August 29, 1979, and first amendment.

   10.6.1*         Sublease between Registrant and Siemens Pyramid Information
                   Systems, Inc. dated December 15, 1997 and amendment.

   10.6.2*         Landlord's consent to sublease.

   10.7(+)*        Global OEM Purchase Agreement between Registrant and Lucent
                   Technologies Inc.

   10.8(+)*        Frame Agreement between Registrant and Italtel s.p.a.

   10.8.1(+)*      Non-Exclusive OEM Supplemental Agreement between Registrant and Italtel s.p.a.

   10.8.2(+)*      Joint Development Agreement between Registrant and Italtel
                   s.p.a.

   10.8.3* Special Rights Agreement between Registrant and Italtel s.p.a.

   10.9(+)*        Manufacturing Agreement between Registrant and Solectron

                   California Corporation, dated May 31, 1998.

   10.10(+)*       Manufacturing and Engineering Services Agreement between
                   Registrant and Microelectronics Technology Inc., dated
                   January 11, 1999 and first amendment.

   10.11(+)*       OEM Agreement between Registrant and Cisco Systems, Inc.,
                   dated as of December 7, 1998.

   10.11.1(+)*     Technology Agreement between Registrant and Cisco Systems,
                   Inc., dated as of December 7, 1998.

   10.11.2**(+)    Amendment No. 1 to OEM Agreement between Registrant and
                   Cisco Systems, Inc., dated as of January 20, 2000.

   10.12*          Employment Agreement between Registrant and Gideon
                   Ben-Efraim, and amendment.

   10.13*          Form of Change-of-Control Agreement.

   10.14*          Amended and Restated Rights Agreement by and among
                   Registrant and certain of its shareholders, dated June 21, 1999.

   10.15* 1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

   10.16** 2000 Non-Executive Option Plan and form of stock option agreement.

   21.1**          Subsidiaries of the Registrant.

   23.1            Consent of Arthur Andersen LLP, Independent Public
                   Accountants.

   27.1            Financial Data Schedule.

---------------

  * Incorporated by reference to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on June 22, 1999.

 ** Incorporated by reference to our registration statement on Form S-1 (File
    No. 333-30738) initially filed with the SEC on February 18, 2000.

  + Confidential treatment granted with respect to certain portions of this Exhibit.