Form 10-Q
period 2000-03-31
NETRO CORP
filed 2000-05-10
CIK 1087779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to _________

                        COMMISSION FILE NUMBER 000-23387

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

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]


The number of shares outstanding of the Registrant's Common Stock as of May 8, 2000 was 50,174,290.

================================================================================

                                      INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999                                              2

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three months ended March 31,
         2000 and March 31, 1999                                            3

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2000 and March 31, 1999               4

         Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities and Use of Proceeds                         12

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURE                                                                  15

EXHIBIT INDEX                                                              16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NETRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          MARCH 31,   DECEMBER 31,
                                                            2000          1999
                                                          ---------   ------------
                                                         (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................    $386,615      $  7,450
  Short-term investments .............................       2,976        37,887
  Trade accounts receivable, net .....................      11,605         6,925
  Inventory, net .....................................       8,484         7,909
  Prepaid expenses and other .........................         942           814
                                                          --------      --------
          Total current assets .......................     410,622        60,985

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ............       4,405         4,569
OTHER ASSETS .........................................         267           260
                                                          --------      --------
          Total assets ...............................    $415,294      $ 65,814
                                                          ========      ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
     Leases ..........................................    $  7,135      $  6,764
  Trade accounts payable .............................       5,853         5,064
  Accrued liabilities ................................       5,381         4,740
                                                          --------      --------
          Total current liabilities ..................      18,369        16,568

LONG-TERM DEBT AND CAPITAL LEASES,
          net of current portion .....................       3,412         3,633
DEFERRED FACILITIES RENT .............................          56            57
                                                          --------      --------
          Total liabilities ..........................      21,837        20,258
                                                          --------      --------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:

  Common Stock .......................................     500,364       146,490
  Note receivable from shareholder ...................          --          (800)
  Deferred stock compensation ........................      (3,433)       (3,730)
  Accumulated deficit ................................    (103,474)      (96,404)
                                                          --------      --------
          Total shareholders' equity .................     393,457        45,556
                                                          --------      --------
          Total liabilities and shareholders' equity..    $415,294      $ 65,814
                                                          ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                              2000           1999
                                            --------       --------
REVENUES .............................      $ 10,454       $  2,142
COST OF REVENUES .....................         8,248          1,649
                                            --------       --------
GROSS PROFIT .........................         2,206            493
                                            --------       --------
OPERATING EXPENSES:
  Research and development ...........         5,784          4,224
  Sales and marketing ................         2,040          1,332
  General and administrative .........         1,916          1,752
  Amortization of deferred stock
       compensation ..................           297            168
                                            --------       --------
          Total operating expenses ...        10,037          7,476
                                            --------       --------
LOSS FROM OPERATIONS .................        (7,831)        (6,983)
  Other income (expense), net ........           761            (39)
                                            --------       --------
NET LOSS AND COMPREHENSIVE LOSS ......      $ (7,070)        (7,022)
                                            ========       ========

Basic and diluted net loss per share .      $  (0.15)      $  (0.86)
                                            ========       ========
Shares used to compute basic and
 diluted net loss per share ...........       45,883          8,205
                                            ========       ========

Pro forma basic and diluted net loss
 per share ...........................                     $  (0.19)
                                                           ========
Shares used to compute pro forma basic
 and diluted net loss per share ......                       37,266
                                                           ========

     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  2000           1999
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................   $ (7,070)      $ (7,022)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization ..........................        565            864
     Provision for doubtful accounts ........................        100             --
     Amortization of deferred stock compensation ............        297            168
     Changes in operating assets and liabilities:
       Trade accounts receivable ............................     (4,780)          (620)
       Inventory ............................................       (575)           311
       Prepaid expenses and other ...........................       (135)          (254)
       Trade accounts payable and accrued liabilities              1,429          1,508
                                                               ---------       ---------
          Net cash used in operating activities .............    (10,169)        (5,045)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements .........       (401)          (555)
  Purchases of short-term investments .......................     (2,954)        (14,935)
  Maturities of short-term investments ......................     37,865           9,075
                                                               ---------       ---------
          Net cash provided by (used in) investing activities     34,510          (6,415)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and
    sale-leaseback transactions .............................        759           2,265
  Payments on notes payable and capital leases ..............       (609)           (787)
  Proceeds from issuance of Preferred Stock, net of
   issuance costs ...........................................         --          11,780
  Proceeds from issuance of Common Stock, net of
   issuance costs ...........................................    353,874              66
 Repayments of notes receivable from shareholder ............        800              --
 Repurchases of Common Stock ................................         --              (4)
                                                               ---------       ---------
          Net cash provided by financing activities .........    354,824          13,320
                                                               ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................    379,165           1,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............      7,450           6,094
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................  $ 386,615       $   7,954
                                                               =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ....................................  $     275       $     254


     See accompanying notes to condensed consolidated financial statements.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at March 31, 2000 and March 31, 1999 have been included.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its wholly owned subsidiaries.

     Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. The Company classifies its short-term investments in debt securities as "held-to-maturity." Accordingly, these investments, which mature at various dates through June 2000, are valued using the amortized cost method.

INVENTORY

     Inventory includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                                        MARCH 31,    DECEMBER 31,
                                          2000          1999
                                        ---------    ------------
Raw materials...................         $5,002         $3,865
Work-in-process..................         2,174          2,185
Finished goods...................         1,308          1,859
                                         ------         ------
                                         $8,484         $7,909
                                         ======         ======

NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of convertible preferred stock and the exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of options, warrants, and preferred stock excluded from diluted net loss per share computation for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                    2000            1999
                                                   -----           ------
Shares of convertible preferred stock .........       --           29,902
Shares issuable pursuant to warrants to
   purchase common stock ......................       57               57
Shares issuable under stock option plans ......    7,026            4,639
                                                   -----           ------
                                                   7,083           34,598
                                                   =====           ======


     On March 17, 2000, the Company completed a public offering and issued 4,504,111 shares of common stock upon the closing of the offering. The pro forma net loss per share computation has been appropriately weighted to reflect this issuance.

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

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------
                                                               2000            1999
                                                              -------         -------
HISTORICAL:
Net loss .............................................        $(7,070)        $(7,022)
                                                              =======         =======
Weighted average shares of common
    stock outstanding ................................         45,883           8,554
Less: Weighted average shares of common stock
    subject to repurchase ............................             --            (349)
                                                              -------         -------
Weighted average shares used to compute basic and
    diluted net loss per share .......................         45,883           8,205
                                                              =======         =======
Basic and diluted net loss per share .................        $ (0.15)        $ (0.86)
                                                              =======         =======
PRO FORMA:
Net loss .............................................                        $(7,022)
                                                                              =======
Shares used above ....................................                          8,205
Pro forma adjustment to reflect weighted average
    effect of assumed conversion of convertible
    preferred stock  .................................                         29,061
                                                                              -------
Weighted average shares used to compute pro forma
    basic and diluted net loss per share..............                         37,266
                                                                              =======

Pro form basic and diluted net loss per share............                     $ (0.19)
                                                                              =======

2.   SHAREHOLDERS' EQUITY:

PUBLIC OFFERING

     On August 24, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock at a public offering price of $8.00 per share. The offering resulted in net proceeds to the Company of $41.6 million after payment of the underwriter's commission and deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 29,902,283 shares of common stock.

     On March 17, 2000, the Company completed a public offering for the sale of 6,000,000 shares of common stock at a price of $82.50 per share. Of the 6,000,000 shares offered, the Company sold 4,504,111 shares and selling shareholders sold 1,495,889 shares. The offering resulted in net proceeds to the Company of $352.3 million after payment of the underwriter's commission and other offering expenses.

3. DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):

                                                  MARCH 31,       DECEMBER 31,
                                                    2000             1999
                                                -------------     ------------

Borrowings under bank line of credit .......       $ 4,725          $4,338
Secured note payable to lender, due in
  monthly installments of $90,942 with
  interest at 12.5% ........................         1,665           1,882
Capital leases, due through 2003 ...........         4,157           4,177
                                                   -------          ------
                                                    10,547          10,397
Less: current portion ......................        (7,135)         (6,764)
                                                   -------          ------
                                                   $ 3,412          $3,633
                                                   =======          ======

     In January 1998, the Company entered into a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in September 1999 and expires in January 2001. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's outstanding trade accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR rate plus 2.25% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. As of March 31, 2000, borrowings outstanding under this agreement were $4,725,000 and amounts utilized for outstanding letters of credit were $275,000.

     In March 1999, the Company entered into an equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of March 31, 2000, the Company had borrowed approximately $2,334,835 under this agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ substantially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section of our Registration Statement on Form S-1 declared effective on March 17, 2000 by the Securities and Exchange Commission (File No. 333-30738) and those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-Q.

     OVERVIEW

     We are a leading provider of wireless broadband access equipment used by telecommunications service providers to provide businesses with high-speed internet access. The Company's product, the AirStar system, allows multiple subscribers to communicate with a single base station radio in a point-to-multipoint architecture using packet based technology. We began initial sales of an early 26 GHz AirStar system in Europe in early 1998. With the successful trial shipments of the AirStar system, we discontinued AirMAN in September 1998. We shipped the first trial AirStar systems for 26 GHz in the third quarter of 1998. We then shipped a trial version of a 10 GHz AirStar product in November 1998. Based on our success in field trials and the receipt of limited quantities of AirStar subsystems from our contract manufacturers, we made the 26 GHz AirStar product commercially available in January 1999 and the 10 GHz AirStar product commercially available in October 1999. However, the products were, and continue to be, available only in limited quantities due to manufacturing and capacity constraints. Additionally, we shipped a trial version of a 38 GHz product in September 1999 and a trial version of a 28 GHz AirStar product in March of 2000.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenues. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues increased to $10.5 million for the three months ended March 31, 2000 from $2.1 million for the same period in 1999. Sales to one customer represented 92% of revenues, for the three months ended March 31, 2000. Sales to two customers represented 51% and 37% of revenues, for the three months ended March 31, 1999. The increase was a result of increasing unit sales of the AirStar products. Substantially all of the revenues for these periods were generated from installations in international locations.

     Gross Profit (loss). Gross profit represents total revenue less the cost of revenue. Cost of revenues consists of contract manufacturing costs, material costs, compensation costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit increased to $2.2 million for the three months ended March 31, 2000 from $493,000 for the same period in 1999. Gross profit, as a percentage of revenues, decreased from 23% for the three months ended March 31, 1999 to 21% for the three months ended March 31, 2000. The decrease in gross profit on a percentage basis was primarily due to manufacturing variances associated with initial costs incurred to attain higher volume production. We are pursuing cost reductions in our products but also expect continued decreases in the average sales prices of our products. It is anticipated that these price decreases could offset, at least partially, any cost reductions that we achieve. The customer sales mix also influences our gross profit margin. Sales to indirect (OEM) customers generate lower gross profit margins than sales to direct customers. Sales for the three months ended March 31, 2000, generated lower gross profit margins due to the higher concentration of indirect customers. The lower gross profit margins on indirect customer sales was partially offset by the generally more favorable gross profit margins associated with base station sales. We expect that the introduction of new customers, channel mix and product mix will result in fluctuations in our gross profit margin in future quarters.

     Research and Development. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $5.8 million for the three months ended March 31, 2000 from $4.2 million for the same period in 1999. Research and development expenses increased in the quarter ended March 31, 2000 primarily due to an increase in our research and development personnel and usage of prototype materials with no offset from third party engineering funding. Gross research and development expenses increased to $5.8 million for the three months ended March 31, 2000 from $4.7 million for the same period in 1999. We expect research and development expenses to continue to increase during future periods.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased to $2.0 million for the three months ended March 31, 2000 from $1.3 million for the same period in 1999. Sales and marketing expenses increased in the quarter ended March 31, 2000 primarily due to an increase in personnel to support both the pre-sale and post-sale activities associated with the AirStar system. We expect sales and marketing expenses to continue to increase in future periods as we expand our sales, marketing, technical assistance and field capabilities necessary to support increased sales and product offerings.

     General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel and amortization of deferred stock compensation. These expenses also include professional fees, facilities and other general corporate expenses. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $4.8 million through December 31, 1999. General and administrative expenses increased to $2.2 million for the three months ended March 31, 2000 from $1.9 million for the same period in 1999. The increases were due to increased cost associated with being a public company and growth in our infrastructure. General and administrative expenses for March 31, 1999 included a reserve to settle an arbitration claim from a contract manufacturer of the discontinued Airman system. We expect the growth of our business and operation as a public company will require additional personnel and costs resulting in increases in our general and administrative expenses.

     Other Income (expense), Net. Other income (expense), net consists primarily of interest income earned on low-risk, short-term investments and interest paid on outstanding debt. Other income, net increased to $761,000 for the three months ended March 31, 2000 from an expense of $39,000 for the same period in 1999. This increase was primarily due to greater interest earned on higher average cash balances resulting from the public offerings' proceeds.

     Net Loss. Net loss increased to $7.1 million for the three months ended March 31, 2000 from $7.0 million for the same period in 1999. This decrease was primarily due to an increase in gross profit, which was offset in part by increases in operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, cash and cash equivalents were $386.6 million and short-term investments were $3.0 million. We have a $6.0 million bank line of credit. As of March 31, 2000, borrowings outstanding were $4.7 million and amounts utilized for outstanding letters of credit were $275,000 under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR plus 2.25% or the bank's prime rate, at our option. In addition, we have secured equipment financing with lenders which allows a maximum borrowing of $3.0 million of which $665,000 was available as of March 31, 2000. See note 3 of notes to condensed consolidated financial statements.

     In March 2000 the Company completed a public offering. Of the 6,000,000 shares of common stock offered , the Company sold 4,504,111 shares and selling shareholders sold 1,495,889, at a price of $82.50 per share. We received net aggregate proceeds of approximately $352.3 million after deducting underwriting discounts and commission and estimated offering costs.

     Cash used in operating activities was $10.2 million for the three months ended March 31, 2000 and $5.0 million for the same period in 1999. Cash used for operations for both periods was primarily due to the net loss, partially offset by non-cash charges.

     Cash provided by investing activities was $34.5 million for the three months ended March 31, 2000, primarily due to maturities of short-term investments re-invested in thirty day treasury bills. Cash used in investing activities was $6.4 million for the three months ended March 31, 1999, primarily due to excess cash invested in short-term investments.

     Cash provided by financing activities was $354.8 million for the three months ended March 31, 2000. Cash provided by financing activities was $13.3 million for the three months ended March 31, 1999. Cash provided by financing activities for both periods were primarily due to issuances of preferred and common stock.

     We have no material commitments other than obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant but smaller amounts on property and equipment related to the expansion of our facilities, and on research and development laboratory and test equipment, as the capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve-month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of March 31, 2000, we had committed to make purchases totaling $8 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     None.

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

     The Company incurred the following expenses in connection with the offering:

     Underwriting discounts and commissions            $3,220,000
     Other expenses                                     1,175,000
                                                       ----------
                Total Expenses                         $4,395,000
                                                       ==========

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were approximately $41,605,000. From August 18, 1999 to December 31, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


Investment in short-term, interest-bearing obligations           $37,887,000
Working Capital                                                    3,718,000
                                                                 -----------
            Total                                                $41,605,000
                                                                 ===========

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

     On March 17, 2000, in connection with the Company's public offering, a Registration Statement on Form S-1 (No. 333-30738) was declared effective by the Securities and Exchange Commission, pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $82.50 per share. Of the 6,000,000 shares sold in the offering, 4,504,111, shares were sold by the Company and 1,495,889 shares were sold by shareholders. The offering resulted in gross offering proceeds of $371.6 million. The managing underwriters were Goldman Sachs, Lehman Brothers, BancBoston Robertson Stephens Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. After deducting approximately $18.6 million in underwriting discounts and $725,000 in other related expenses, the net proceeds of the offering were approximately $352.3 million. The $352.3 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
  NO.                 DESCRIPTION
-------               -----------
 27.1           Financial Data Schedule


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by Netro Corporation during the quarter ended March 31, 2000.

NETRO CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETRO CORPORATION


Date: May 10, 2000                 By: /s/ MICHAEL T. EVERETT
                                      ------------------------------------------
                                       Michael T. Everett
                                       Executive Vice President, Finance, Chief
                                       Financial Officer and Assistant Secretary
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                 DESCRIPTION
-------               -----------
 27.1           Financial Data Schedule