Form 10-Q
period 2000-06-30
NETRO CORP
filed 2000-08-11
CIK 1087779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of August 11, 2000 was 50,653,734.

================================================================================

                                      INDEX


                                                                         PAGE NO.
                                                                         --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999                                              3

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three and six months ended June 30,
         2000 and June 30, 1999                                             4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2000 and June 30, 1999                   5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURE                                                                  16

EXHIBIT INDEX                                                              17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NETRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    JUNE 30,         DECEMBER 31,
                                                                      2000                1999
                                                                 -------------       -------------
                                                                  (unaudited)

                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................      $     219,035       $       7,450
  Short-term investments ..................................            103,186              37,887
  Trade accounts receivable, net ..........................             13,660               6,925
  Inventory, net ..........................................             12,155               7,909
  Prepaid expenses and other ..............................              1,496                 814
                                                                 -------------       -------------
          Total current assets ............................            349,532              60,985

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net .................              5,251               4,569
LONG-TERM INVESTMENTS .....................................             62,160                  --
OTHER ASSETS ..............................................                280                 260
                                                                 -------------       -------------
          Total assets ....................................      $     417,223       $      65,814
                                                                 =============       =============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
     Leases ...............................................      $       6,553       $       6,764
  Trade accounts payable ..................................              8,255               5,064
  Accrued liabilities .....................................              6,516               4,740
                                                                 -------------       -------------
          Total current liabilities .......................             21,324              16,568

LONG-TERM DEBT AND CAPITAL LEASES,
          net of current portion ..........................              2,154               3,633
DEFERRED FACILITIES RENT ..................................                 50                  57
                                                                 -------------       -------------
          Total liabilities ...............................             23,528              20,258
                                                                 -------------       -------------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:

  Common Stock ............................................            500,771             146,490
  Note receivable from shareholder ........................                 --                (800)
  Deferred stock compensation .............................             (2,783)             (3,730)
  Accumulated deficit .....................................           (104,293)            (96,404)
                                                                 -------------       -------------
          Total shareholders' equity ......................            393,695              45,556
                                                                 -------------       -------------
          Total liabilities and shareholders' equity ......      $     417,223       $      65,814
                                                                 =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                 -----------------------       -----------------------

                                                                   2000           1999           2000           1999
                                                                 --------       --------       --------       --------

REVENUES ..................................................      $ 15,504       $  3,196       $ 25,958       $  5,338
COST OF REVENUES ..........................................        11,393          2,522         19,641          4,171
                                                                 --------       --------       --------       --------
GROSS PROFIT ..............................................         4,111            674          6,317          1,167
                                                                 --------       --------       --------       --------
OPERATING EXPENSES:
  Research and development ................................         5,692          4,959         11,476          9,183
  Sales and marketing .....................................         2,530          1,231          4,570          2,563
  General and administrative ..............................         2,373          1,351          4,289          3,103
  Amortization of deferred
    stock compensation ....................................           263            341            560            509
                                                                 --------       --------       --------       --------
          Total operating expenses ........................        10,858          7,882         20,895         15,358
                                                                 --------       --------       --------       --------
LOSS FROM OPERATIONS ......................................        (6,747)        (7,208)       (14,578)       (14,191)
                                                                 --------       --------       --------       --------

 Other income (expense), net ..............................         5,928            (59)         6,689            (98)
                                                                 --------       --------       --------       --------
NET LOSS ..................................................      $   (819)      $ (7,267)      $ (7,889)      $(14,289)
                                                                 ========       ========       ========       ========

Basic and diluted net loss per share ......................      $  (0.02)      $  (0.86)      $  (0.16)      $  (1.72)
                                                                 ========       ========       ========       ========

Shares used to compute basic
  and diluted net loss per
  share ...................................................        50,350          8,425         48,117          8,315
                                                                 ========       ========       ========       ========

Pro forma basic and diluted
  net loss per share ......................................                     $  (0.19)                     $  (0.38)
                                                                                ========                      ========
Shares used to compute pro forma basic and diluted net
  loss per share ..........................................                       37,973                        37,628
                                                                                ========                      ========




     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    2000            1999
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................      $  (7,889)      $ (14,289)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization ........................          1,175           1,635
     Provision for doubtful accounts ......................            600              28
     Amortization of deferred stock compensation ..........            560             509
     Non-cash issuance of Preferred Stock .................             --             162
     Changes in operating assets and liabilities:
       Trade accounts receivable ..........................         (7,335)         (1,411)
       Inventory ..........................................         (4,246)           (336)
       Prepaid expenses and other .........................           (702)           (282)
       Trade accounts payable and accrued liabilities .....          4,960           1,254
                                                                 ---------       ---------
          Net cash used in operating activities ...........        (12,877)        (12,730)
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements .......         (1,857)           (997)
  Purchases of investments ................................       (168,244)        (25,955)
  Maturities of investments ...............................         40,785          18,099
                                                                 ---------       ---------
          Net cash used in investing activities ...........       (129,316)         (8,853)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and
    sale-leaseback transactions ...........................          1,070           3,256
  Payments on notes payable and capital leases ............         (2,760)         (1,836)
  Proceeds from issuance of Preferred Stock, net of
   issuance costs .........................................             --          16,673
  Proceeds from issuance of Common Stock, net of
   issuance costs .........................................        354,699             397
 Repayments of notes receivable from shareholder ..........            800              --
 Repurchases of Common Stock ..............................            (31)             (4)
                                                                 ---------       ---------
          Net cash provided by financing activities .......        353,778          18,486
                                                                 ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......        211,585          (3,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............          7,450           6,094
                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................      $ 219,035       $   2,997
                                                                 =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ..................................      $     577       $     513


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at June 30, 2000 and June 30, 1999 have been included.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its wholly owned subsidiaries.

     Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND INVESTMENTS

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. The Company's investments consist of government and corporate debt securities and are classified as "held-to-maturity." Accordingly, these investments, which mature at various dates through May 2002, are valued using the amortized cost method.

INVENTORY

     Inventory includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):



                                                 JUNE 30,        DECEMBER 31,
                                                  2000               1999
                                              -------------      -------------
Raw materials ..........................      $       6,589      $       3,865
Work-in-process ........................              2,771              2,185
Finished goods .........................              2,795              1,859
                                              -------------      -------------
                                              $      12,155      $       7,909
                                              =============      =============

NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of convertible preferred stock and the exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of options, warrants, and preferred stock excluded from diluted net loss per share computation for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):



                                                    2000            1999
                                                   -----           ------
Shares of convertible preferred stock .........       --           29,902
Shares issuable pursuant to warrants to
   purchase common stock ......................       57               57
Shares issuable under stock option plans ......    6,685            5,785
                                                   -----           ------
                                                   6,742           35,744
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

      The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             -----------------------       ---------------------
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
HISTORICAL:

Net loss ..............................................      $   (819)      $ (7,267)      $ (7,889)      $(14,289)
                                                             ========       ========       ========       ========

Weighted average shares of common
stock outstanding .....................................        50,350          9,043         48,117          8,604
Less: Weighted average shares of common stock
    subject to repurchase .............................            --           (618)            --           (289)
                                                             --------       --------       --------       --------
Weighted average shares used to compute basic and
    diluted net loss per share ........................        50,350          8,425         48,117          8,315
                                                             ========       ========       ========       ========
Basic and diluted net loss per share ..................      $  (0.02)      $  (0.86)      $  (0.16)      $  (1.72)
                                                             ========       ========       ========       ========

PRO FORMA:

Net loss ..............................................                     $ (7,267)                     $(14,289)
                                                                            ========                      ========

Shares used above .....................................                        8,425                         8,315
Pro forma adjustment to reflect weighted average
    effect of assumed conversion of convertible
    preferred stock ...................................                       29,548                        29,313
                                                                            --------                      --------
Weighted average shares used to compute pro forma
    basic and diluted net loss per share ..............                       37,973                        37,628
                                                                            ========                      ========

Pro form basic and diluted net loss per share .........                     $  (0.19)                     $  (0.38)
                                                                            ========                      ========


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

3. DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):



                                                   JUNE 30,     DECEMBER 31,
                                                     2000           1999
                                                   --------     ------------
Borrowings under bank line of credit ........      $  3,568       $  4,338
Secured note payable to lender, due in
  monthly installments of $90,942 with
  interest at 12.5% .........................         1,518          1,882
Capital leases, due through 2003 ............         3,621          4,177
                                                   --------       --------
                                                      8,707         10,397
Less: current portion .......................        (6,553)        (6,764)
                                                   --------       --------
                                                   $  2,154       $  3,633
                                                   ========       ========


     In January 1998, the Company entered into a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in September 1999 and expires in January 2001. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's outstanding trade accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR rate plus 2.25% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. As of June 30, 2000, borrowings outstanding under this agreement were $3,568,000 and amounts utilized for outstanding letters of credit were $275,000.

     In June 1999, the Company entered into an equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of June 30, 2000, the Company had borrowed approximately $2,334,835 under this agreement. The Company's right to make additional borrowings under this lease line expired in June 2000.

4. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

        The Company has outstanding a standby letter of credit of $320,000 to secure certain of the Company's warranty obligations to one customer. The letter of credit is secured by a certificate of deposit for $125,000. The letter of credit is subject to draw if the Company fails to meet its obligations to the customer.


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

6. RECENT ACCOUNTING GUIDANCE:

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB No. 101 to our financial statements no later than our fourth quarter of fiscal 2000. We currently are reviewing the impact of SAB No. 101 on our revenue recognition policy and the related impact on our consolidated financial statements. At this time, we do not believe SAB No. 101 will have a material impact on our financial position or results of operations.

        In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or results of operations.


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

     OVERVIEW

     We are a leading provider of wireless broadband access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access. The Company's product, the AirStar system, allows multiple subscribers to communicate with a single base station radio in a point-to-multipoint architecture using packet based technology. We began initial sales of an early 26 GHz AirStar system in Europe in early 1998. With the successful trial shipments of the AirStar system, we discontinued AirMAN in September 1998. We shipped the first trial AirStar systems for 26 GHz in the third quarter of 1998. We then shipped a trial version of a 10 GHz AirStar product in November 1998. Based on our success in field trials and the receipt of limited quantities of AirStar subsystems from our contract manufacturers, we made the 26 GHz AirStar product commercially available in January 1999 and the 10 GHz AirStar product commercially available in October 1999. However, the products were, and continue to be, available only in limited quantities due to manufacturing and capacity constraints. Additionally, we shipped a trial version of a 38 GHz product in September 1999 and a trial version of a 28 GHz AirStar product in June of 2000.

     RESULTS OF OPERATIONS

     THREE and SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues increased to $15.5 million for the three months ended June 30, 2000 from $3.2 million for the same period in 1999. Sales to one customer represented 89% of revenues for the three months ended June 30, 2000. Sales to one customer represented 67% of revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000 our revenues increased to $26.0 million from $5.3 million for the same period in 1999. Sales to one customer represented 90% of revenues for the six months ended June 30, 2000. Sales to two customers represented 60% and 20% of revenues for the six months ended June 30, 1999. The increase in revenues for each of the comparative periods was a result of increasing unit sales of the AirStar products. Substantially all of the revenues for these periods were generated from installations in international locations.

     Gross Profit (loss). Gross profit increased to $4.1 million for the three months ended June 30, 2000 from $674,000 for the same period in 1999. Gross profit for the six months ended June 30, 2000 was $6.3 million compared to a gross profit of $1.2 million for the same period in 1999. Gross profit, as a percentage of revenues, improved from 22% for the six months ended June 30, 1999 to 24% for the six months ended June 30, 2000. The increase in gross profit on a percentage basis was primarily due to lower unit costs associated with the implementation of design and manufacturing related cost reduction efforts. We are pursuing cost reductions in our products but also expect continued decreases in the average sales prices of our products. It is anticipated that these future price decreases could offset, at least partially, any cost reductions that we achieve. The customer sales mix and product sales mix also influence our gross profit margin. Sales to indirect (OEM) customers generate lower gross profit margins than sales to direct customers. Base station sales generate more favorable gross profit margins than subscriber sales. We expect that the introduction of new customers, channel mix and product mix will result in fluctuations in our gross profit margin in future quarters.

     Research and Development. Research and development expenses increased to $5.7 million for the three months ended June 30, 2000 from $5.0 million for the same period in 1999. Research and development expenses increased to $11.5 million for the six months ended June 30, 2000 from $9.2 million for the same period in 1999. This increase in research and development expenses was primarily due to an increase in research and development personnel, number of development projects and related third-party design and consulting charges. These projects primarily consisted of the development of the AirStar system at 28, 26, 10 and 38 GHz. We expect research and development expenses to continue to increase on an absolute basis during future periods.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased to $2.5 million for the three months ended June 30, 2000 from $1.2 million for the same period in 1999. Sales and marketing expenses increased to $4.6 million for the six months ended June 30, 2000 from $2.6 million for the same period in 1999. This increase in sales and marketing expenses was primarily due to an increase in personnel to support both the pre-sale and post-sale activities associated with the AirStar system. We expect sales and marketing expenses to continue to increase in future periods as we expand our sales, marketing, technical assistance and field capabilities necessary to support increased sales and product offerings.

     General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses increased to $2.4 million for the three months ended June 30, 2000 from $1.4 million for the same period in 1999. General and administrative expenses increased to $4.3 million for the six months ended June 30, 2000 from $3.1 million for the same period in 1999. The increases were primarily due to increased costs associated with being a public company and growth in our infrastructure. General and administrative expenses for June 30, 1999 included a reserve to settle an arbitration claim from a contract manufacturer of the discontinued Airman system. We expect the growth of our business and operation as a public company will require additional personnel and costs resulting in increases in our general and administrative expenses.

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

     Other Income (expense), Net. Other income (expense), net consists primarily of interest income earned on low-risk investments and interest paid on outstanding debt. Other income, net increased to $5.9 million for the three months ended June 30, 2000 from an expense of $59,000 for the same period in 1999. Other income, net increased to $6.7 million for the six months ended June 30, 2000 from an expense of $98,000 for the same period in 1999. The increases were primarily due to greater interest earned as a result of higher average cash balances resulting from the public offerings' proceeds.

     Net Loss. Net loss decreased to $819,000 for the three months ended June 30, 2000 from $7.3 million for the same period in 1999. Net loss decreased to $7.9 million for the six months ended June 30, 2000 from $14.3 million for the same period in 1999. The decreases were primarily due to an increase in gross profit and interest income, which were partially offset in part by increases in operating expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, cash and cash equivalents were $219.0 million, short-term investments were $103.2 million and long-term investments were $62.2 million. We have a $6.0 million bank line of credit. As of June 30, 2000, borrowings outstanding were $3.6 million and amounts utilized for outstanding letters of credit were $275,000 under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR plus 2.25% or the bank's prime rate, at our option. See note 3 of notes to condensed consolidated financial statements.

     In March 2000 the Company completed a public offering. Of the 6,000,000 shares of common stock offered, the Company sold 4,504,111 shares and selling shareholders sold 1,495,889, at a price of $82.50 per share. We received net aggregate proceeds of approximately $352.3 million after deducting underwriting discounts and commission and estimated offering costs.

     Cash used in operating activities was $12.9 million for the six months ended June 30, 2000 and $12.7 million for the same period in 1999. Cash used for operations for the six months ended June 30, 2000 was due to the net loss, an increase in trade accounts receivable and an increase in inventory purchases, partially offset by an increase in trade accounts payable and non-cash charges. Cash used for operations for the six months ended June 30, 1999 was primarily due to the net loss, partially offset by non-cash charges.

     Cash used in investing activities was $129.3 million for the six months ended June 30, 2000 and $8.9 million for the same period in 1999.
Cash used in investing activities for both periods was primarily due to excess cash invested in investments.

     Cash provided by financing activities was $353.8 million for the six months ended June 30, 2000 and $18.5 million for the same period in 1999. Cash provided by financing activities for both periods were primarily due to the issuance of preferred and common stock.

     We have no material commitments other than obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant but smaller amounts on property and equipment related to the expansion of our facilities, and on research and development laboratory and test equipment, as the capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve-month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of June 30, 2000, we had committed to make purchases totaling $11.3 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

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

     We believe that our cash and cash equivalents balances, short-term and long-term investments and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN CURRENCY HEDGING INSTRUMENTS. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Basically, all of our revenues are earned in U.S. dollars. Operating expenses incurred by our German and French subsidiaries are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

     We do not use derivative financial instruments for speculative trading purposes.

     FIXED INCOME INVESTMENTS. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are considered to be short-term investments; all investments with maturities greater than one year are considered to be long-term investments. All investments are classified as held-to-maturity. The Company's investments consist of government and corporate debt securities and are classified as "held-to-maturity."

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition, however there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company's business in the future.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On May 25, 2000, the Company held its annual meeting of shareholders. The following summarizes the matters submitted to a vote of the shareholders:

        1. The election of the following nominees to serve as members of the Board of Directors:


        NOMINEE                       IN FAVOR                WITHHELD
        ---------------------   ---------------------   -------------------
        Thomas R. Baruch            (35,559,454)               (80,511)
        Irwin Federman              (35,559,454)               (80,511)
        Robert J. Wynne             (35,559,454)               (80,511)


        2. The approval of the amendment of the Company's 1997 Directors' Stock Option Plan to increase the initial grant to new directors to 50,000 shares, vesting in four equal increments on the first four anniversaries of the date the director joins the board, and to increase the annual grant to all directors to 12,500 shares, vesting in full on the fourth anniversary of the date of grant:

            FOR (31,797,609)    AGAINST (3,804,029)    ABSTAIN (38,327)

        3. The ratification of the appointment of Arthur Andersen LLP as the Independent Public Accountants of the Company for the fiscal year ending December 31, 2000:

            FOR (35,618,098)    AGAINST (13,650)    ABSTAIN (8,217)

ITEM 5. OTHER INFORMATION.

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.



EXHIBIT
  NO.                 DESCRIPTION
-------               -----------

 27.1           Financial Data Schedule



     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by Netro Corporation during the quarter ended June 30, 2000.

NETRO CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NETRO CORPORATION


Date: August 10, 2000                 By: /s/ MICHAEL T. EVERETT
                                      ------------------------------------------
                                      Michael T. Everett
                                      Executive Vice President, Finance, Chief
                                      Financial Officer and Assistant Secretary
                                      (Principal Financial Officer)

                                      By: /s/ LISA A. EVINS
                                      ------------------------------------------
                                      Lisa A. Evins
                                      Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
  NO.                 DESCRIPTION
-------               -----------

 27.1           Financial Data Schedule