Form 10-Q
period 2000-09-30
NETRO CORP
filed 2000-11-14
CIK 1087779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of November 7, 2000 was 51,297,630.

================================================================================

                                      INDEX


                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,
               2000 and December 31, 1999...............................      3
          Condensed Consolidated Statements of Operations and
               Comprehensive Loss for the three and nine months ended
               September 30, 2000 and September 30, 1999................      4
          Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2000 and September 30, 1999...      5
          Notes to Condensed Consolidated Financial Statements..........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...       13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................       14

Item 2.  Changes in Securities and Use of Proceeds....................       14

Item 3.  Defaults Upon Senior Securities..............................       14

Item 4.  Submission of Matters to a Vote of Security Holders..........       14

Item 5.  Other Information............................................       14

Item 6.  Exhibits and Reports on Form 8-K.............................       14

SIGNATURES ...........................................................       15

EXHIBIT INDEX .........................................................      16

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                NETRO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------    ------------
                                                              (unaudited)
                       ASSETS
Current Assets:
     Cash and cash equivalents ............................    $ 129,239        $   7,450
     Marketable securities ................................      176,048           37,887
     Trade accounts receivable, net .......................       11,740            6,925
     Inventory, net .......................................       19,664            7,909
     Prepaid expenses and other ...........................        2,170              814
                                                               ---------        ---------

          Total current assets ............................      338,861           60,985

Equipment and leasehold improvements ......................        5,902            4,569
Long-term marketable securities ...........................       79,610               --
Other assets ..............................................          916              260
                                                               ---------        ---------

          Total assets ....................................    $ 425,289        $  65,814
                                                               =========        =========


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt and capital
       leases .............................................    $   6,374        $   6,764
     Trade accounts payable ...............................       10,497            5,064
     Accrued liabilities ..................................        9,398            4,740
                                                               ---------        ---------

          Total current liabilities .......................       26,269           16,568

Long-term debt and capital leases, net of current
  portion .................................................        1,722            3,633
Deferred facilities rent ..................................           45               57
                                                               ---------        ---------

          Total liabilities ...............................       28,036           20,258
                                                               ---------        ---------

Commitments and contingencies (Note 4)

Shareholders' equity:
     Common stock .........................................      503,324          146,490
     Note receivable from shareholder .....................           --             (800)
     Deferred stock compensation ..........................       (2,506)          (3,730)
     Accumulated other comprehensive income ...............          522               --
     Accumulated deficit ..................................     (104,087)         (96,404)
                                                               ---------        ---------

          Total shareholders' equity ......................      397,253           45,556
                                                               ---------        ---------

          Total liabilities and shareholders' equity ......    $ 425,289        $  65,814
                                                               =========        =========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               -----------------------       -----------------------
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
Revenues ...................................   $ 20,520       $  5,156       $ 46,478       $ 10,494
Cost of revenues ...........................     15,034          4,077         34,675          8,248
                                               --------       --------       --------       --------
Gross profit ...............................      5,486          1,079         11,803          2,246
                                               --------       --------       --------       --------
Operating expenses:
    Research and development ...............      5,631          5,092         17,107         14,275
    Sales and marketing ....................      2,771          1,332          7,341          3,895
    General and administrative .............      2,922          1,450          7,211          4,553
    Amortization of deferred stock
      compensation .........................        255            298            815            807
                                               --------       --------       --------       --------
          Total operating expenses .........     11,579          8,172         32,474         23,530
                                               --------       --------       --------       --------
Loss from operations .......................     (6,093)        (7,093)       (20,671)       (21,284)
Other income, net ..........................      6,299            102         12,988              4
                                               --------       --------       --------       --------
Net income (loss) ..........................   $    206       $ (6,991)      $ (7,683)      $(21,280)
                                               ========       ========       ========       ========
Basic net earnings (loss) per share ........   $   0.00       $  (0.27)      $  (0.16)      $  (1.52)
                                               ========       ========       ========       ========
Shares used to compute basic net
   earnings (loss) per share ...............     50,892         25,613         49,013         14,026
                                               ========       ========       ========       ========
Diluted net earnings (loss) per share ......   $   0.00       $  (0.27)      $  (0.16)      $  (1.52)
                                               ========       ========       ========       ========
Shares used to compute diluted net
   earnings (loss) per share ...............     55,999         25,613         49,013         14,026
                                               ========       ========       ========       ========
Pro forma basic and diluted net loss per
   share ...................................                  $  (0.17)                     $ (0.55)
                                                             ========                       =======
Shares used to compute pro forma basic
   and diluted net loss per share ..........                    41,561                       38,932
                                                              ========                      =======


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................      $  (7,683)      $ (21,280)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization .............................          1,844           2,221
      Provision for doubtful accounts ...........................            700              28
      Amortization of deferred stock compensation ...............            815             807
      Non-cash issuance of preferred stock ......................             --             328
      Changes in operating assets and liabilities:
         Trade accounts receivable ..............................         (5,515)         (3,907)
         Inventory ..............................................        (11,755)         (2,498)
         Prepaid expenses and other .............................         (5,019)           (742)
         Trade accounts payable and accrued liabilities .........         10,079           4,078
                                                                       ---------       ---------

         Net cash used in operating activities ..................        (16,534)        (20,965)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements ............         (3,177)         (1,231)
   Purchases of marketable securities ...........................       (291,659)        (56,642)
   Maturities of marketable securities ..........................         77,417          35,099
                                                                       ---------       ---------

         Net cash used in investing activities ..................       (217,419)        (22,774)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and
      sale-leaseback transactions ...............................          1,083           4,323
   Payments on notes payable and capital leases .................         (3,384)         (2,404)
   Proceeds from issuance of Preferred Stock, net of
      issuance costs ............................................             --          16,673
   Proceeds from issuance of Common Stock, net of issuance
      costs .....................................................        357,274          42,434
   Repayments of notes receivable from shareholder ..............            800              --
   Repurchase of Common Stock ...................................            (31)             (4)
                                                                       ---------       ---------

         Net cash provided by financing activities ..............        355,742          61,022
                                                                       ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................        121,789          17,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          7,450           6,094
                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................      $ 129,239       $  23,377
                                                                       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest .......................................      $     862       $     792
                                                                       =========       =========


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

       The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at September 30, 2000 and September 30, 1999 have been included.

       The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries.

       Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

       Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. Investments with maturities greater than three months and less than one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company's investments, which mature at various dates through June 2002, consist of government and corporate debt securities and are classified as either "available-for-sale" or "held-to-maturity." "Available-for-sale" investments are stated at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income in the balance sheet. "Held-to-maturity" investments are stated at amortized cost.

INVENTORY

       Inventory includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                                          SEPTEMBER 30,     DECEMBER 31,
                                              2000              1999
                                          ------------      ------------
Raw materials .....................          $ 8,479          $ 3,865
Work-in-process ...................            4,449            2,185
Finished goods ....................            6,736            1,859
                                             -------          -------
                                             $19,664          $ 7,909
                                             =======          =======

NET EARNINGS (LOSS) PER SHARE AND PRO FORMA NET LOSS PER SHARE

       Basic and diluted net earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from the exercise of stock options and warrants are excluded from diluted net loss per share for periods in which there is a loss as they would be antidilutive. The total number of options and warrants excluded from diluted net loss per share computation for the nine months ended September 30, 2000 and the three and nine months ended September 30,1999 were as follows (in thousands):

                                                           2000            1999
                                                           -----          -----
Shares issuable pursuant to warrants to purchase
   common stock .....................................         57             38
Shares issuable under stock option plans ............      6,363          5,805
                                                           -----          -----
                                                           6,420          5,843
                                                           =====          =====

       On August 24, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock. Simultaneous with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 29,902,283 shares of common stock. Pro forma basic and diluted net loss per share is calculated assuming the conversion of convertible preferred stock into an equivalent number of shares of common stock, as if the shares had converted on the dates of their issuance.

       The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                        -----------------------       ----------------------
                                                          2000           1999          2000           1999
                                                        --------       --------       -------       --------
HISTORICAL:
   Net income (loss) .............................      $    206       $ (6,991)      $(7,683)      $(21,280)
                                                        ========       ========       =======       ========
   Weighted average shares of common
     stock outstanding ...........................        50,892         25,905        49,013         14,627
   Less: Weighted average shares of
     common stock subject to repurchase ..........            --           (292)           --           (601)
                                                        --------       --------       -------       --------
   Basic weighted average shares
     outstanding .................................        50,892         25,613        49,013         14,026
                                                        ========       ========       =======       ========
   Basic net earnings (loss) per share ...........      $   0.00       $  (0.27)      $ (0.16)      $  (1.52)
                                                        ========       ========       =======       ========
   Dilutive adjustments to basic weighted
     average shares outstanding:
     Dilutive effect of employee stock
       options ...................................         5,107             --            --             --
                                                        --------       --------       -------       --------
   Diluted weighted average shares
     outstanding .................................        55,999         25,613        49,013         14,026
                                                        ========       ========       =======       ========
   Diluted net earnings (loss) per share .........      $   0.00       $  (0.27)      $ (0.16)      $  (1.52)
                                                        ========       ========       =======       ========
PRO FORMA:
   Net loss ......................................                     $ (6,991)                    $(21,280)
                                                                       ========                     ========
   Shares used above .............................                       25,613                       14,026
   Pro forma adjustment to reflect
     weighted average effect of assumed
     conversion of convertible preferred
     stock .......................................                       15,948                       24,906
                                                                       --------                     --------
   Weighted average shares used to
     compute pro forma basic and diluted
     net loss per share ..........................                       41,561                       38,932
                                                                       ========                     ========
   Pro forma basic and diluted net loss
     per share ...................................                     $  (0.17)                    $  (0.55)
                                                                       ========                     ========

COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on available-for-sale equity securities that have been excluded from net income and reflected instead in shareholders' equity. For the periods presented, comprehensive income is calculated as follows:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------       -----------------------
                                                     2000          1999           2000           1999
                                                   --------      --------       --------       --------
Net income (loss) ...........................      $    206      $ (6,991)      $ (7,683)      $(21,280)

Unrealized gains on securities ..............           522            --            522             --
                                                   --------      --------       --------       --------

Comprehensive income (loss) .................      $    728      $ (6,991)      $ (7,161)      $(21,280)
                                                   ========      ========       ========       ========



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

3. DEBT AND CAPITAL LEASES:

       The following table summarizes obligations under long-term debt and capital leases:

                                                       (IN THOUSANDS)
                                                 ----------------------------
                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2000           1999
                                                   --------       --------
Borrowings under bank line of credit ........      $  3,568       $  4,338
Secured note payable to lender, due in
   monthly installments of $90,942 with
   interest at 12.5% ........................         1,213          1,882
Capital leases, due through 2003 ............         3,315          4,177
                                                   --------       --------

Total long-term debt and capital leases .....         8,096         10,397
Less:  current portion ......................        (6,374)        (6,764)
                                                   --------       --------

                                                   $  1,722       $  3,633
                                                   ========       ========


       In January 1998, the Company entered into a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in September 1999 and expires in January 2001. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's outstanding trade accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR rate plus 2.25% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. As of September 30, 2000, borrowings outstanding under this agreement were $3,568,000 and amounts utilized for outstanding letters of credit were $240,000.

       In June 1999, the Company entered into an equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of September 30, 2000, the Company had borrowed approximately $2,335,000 under this agreement. The Company's right to make additional borrowings under this lease line expired in June 2000.


4. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

       The Company has outstanding a standby letter of credit for $320,000 to secure certain of the Company's warranty obligations to one customer. The letter of credit is secured by a certificate of deposit for $80,000. The letter of credit is subject to draw if the Company fails to meet its obligations to the customer.


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

       In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or results of operations.

7. SUBSEQUENT EVENTS:

       In October 2000, the Company finalized and signed an agreement for the creation of a majority-owned subsidiary in Israel, pursuant to which the Company has invested $3.75 million in such subsidiary. This subsidiary will conduct research and development and will be consolidated into the company's financial results. The Company is obligated to invest up to an additional $26.25 million in the subsidiary upon achievement of certain milestones.

       Also in October 2000, the Company experienced a theft of approximately $2 million of inventory. This theft is believed to be fully covered by insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, including regarding gross margins, research and development, sales and marketing, general and administrative, and liquidity and capital resources. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ substantially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section of our Registration Statement on Form S-1 declared effective on March 17, 2000 by the Securities and Exchange Commission (File No. 333-30738) and those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-Q.

OVERVIEW

       We are a leading provider of wireless broadband access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access. The Company's product, the AirStar system, allows multiple subscribers to communicate with a single base station radio in a point-to-multipoint architecture using packet based technology. We began initial sales of an early 26 GHz AirStar system in Europe in early 1998. With the successful trial shipments of the AirStar system, we discontinued AirMAN, a predecessor product, in September 1998. We shipped the first trial AirStar systems for 26 GHz in the third quarter of 1998. We then shipped a trial version of a 10 GHz AirStar product in November 1998. Based on our success in field trials and the receipt of limited quantities of AirStar subsystems from our contract manufacturers, we made the 26 GHz AirStar product commercially available in January 1999 and the 10 GHz AirStar product commercially available in October 1999. However, the products were, and continue to be, available only in limited quantities due to manufacturing and capacity constraints. Additionally, we shipped a trial version of a 38 GHz product in September 1999 and a trial version of a 28 GHz AirStar product in June of 2000.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

       Revenues. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues increased to $20.5 million for the three months ended September 30, 2000 from $5.2 million for the same period in 1999. Sales to one customer represented 81% of revenues for the three months ended September 30, 2000. Sales to two customers represented 67% and 20% of revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000 our revenues increased to $46.5 million from $10.5 million for the same period in 1999. Sales to one customer represented 86% of revenues for the nine months ended September 30, 2000. Sales to three customers represented 64%, 12% and 10% of revenues for the nine months ended September 30, 1999. The increase in revenues for each of the comparative periods was a result of increasing unit sales of the AirStar products. Substantially all of the revenues for these periods were generated from installations in international locations.

       Gross Profit. Gross profit increased to $5.5 million for the three months ended September 30, 2000 from $1.1 million for the same period in 1999. Gross profit for the nine months ended September 30, 2000 was $11.8 million compared to a gross profit of $2.2 million for the same period in 1999. Gross profit, as a percentage of revenues, improved from 21% to 27% for the three months ended September 30, 1999 and 2000, respectively, and from 21% to 25% for the nine months ended September 30, 1999 and 2000, respectively. The increase in gross profit on a percentage basis was primarily due to lower unit costs associated with the implementation of design and manufacturing related cost reduction efforts, offset in part by increasing fractions of customer premise equipment as a percentage of overall shipments. We are pursuing cost reductions in our products but also expect continued decreases in the average sales prices of our products. It is anticipated that these future price decreases could offset, partially or entirely, any cost reductions that we achieve. The customer sales mix and product sales mix also influence our gross profit margin. Sales to indirect (OEM) customers generate lower gross profit margins than sales to direct customers. Base station sales generate more favorable gross profit margins than subscriber sales. We expect that the introduction of new customers, the introduction of new products to volume manufacturing, channel mix and product mix will result in fluctuations in our gross profit margin in future quarters.

       Research and Development. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $5.6 million for the three months ended September 30, 2000 from $5.1 million for the same period in 1999. Research and development expenses increased to $17.1 million for the nine months ended September 30, 2000 from $14.3 million for the same period in 1999. These increases in research and development expenses were primarily due to an increase in research and development personnel, an increase in the number of development projects and related third-party design charges. These projects primarily consisted of the development of the AirStar system at 28, 26, 10 and 38 GHz. With continued investments in these areas and the introduction of the Israeli research and development subsidiary, we expect research and development expenses to continue to increase on an absolute basis during future periods.

       Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased to $2.8 million for the three months ended September 30, 2000 from $1.3 million for the same period in 1999. Sales and marketing expenses increased to $7.3 million for the nine months ended September 30, 2000 from $3.9 million for the same period in 1999. These increases in sales and marketing expenses were primarily due to an increase in personnel to support both the pre-sale and post-sale activities associated with the AirStar system. We expect sales and marketing expenses to continue to increase in future periods as we expand our sales, marketing, technical assistance and field capabilities necessary to support increased sales and product offerings.

       General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses increased to $2.9 million for the three months ended September 30, 2000 from $1.5 million for the same period in 1999. General and administrative expenses increased to $7.2 million for the nine months ended September 30, 2000 from $4.6 million for the same period in 1999. The increases were primarily due to increased costs associated with being a public company and growth in our infrastructure. General and administrative expenses for 1999 included a reserve to settle an arbitration claim from a contract manufacturer of the discontinued AirMan system. This dispute was subsequently resolved resulting in a payment within the reserved amount. We expect the growth of our business and operation as a public company will require additional personnel and costs resulting in increases in our general and administrative expenses.

       Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation arises from employee stock options with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999.

       Other Income, net. Other income, net, consists primarily of interest income earned on low-risk investments and interest paid on outstanding debt. Other income, net increased to $6.3 million for the three months ended September 30, 2000 from $102,000 for the same period in 1999. Other income, net increased to $13.0 million for the nine months ended September 30, 2000 from $4,000 for the same period in 1999. The increases were primarily due to greater interest earned as a result of higher average cash balances resulting from the proceeds of the public offerings.

       Net Income(Loss). Net income of $206,000 for the three months ended September 30, 2000 improved compared to a net loss of $7.0 million for the same period in 1999. Net loss decreased to $7.7 million for the nine months ended September 30, 2000 from $21.3 million for the same period in 1999. The improvements over the prior year were primarily due to an increase in gross profit and interest income, which were partially offset by increases in operating expenses.

       We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors. We face a number of risks and uncertainties encountered by early stage companies, particularly those in rapidly evolving markets such as the telecommunications and data communications equipment industries. We may not be able to address these risks and difficulties successfully. In addition, although we have experienced revenue growth recently, our revenue growth may not continue, and we may not maintain profitability in the future.

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

       -      A decrease in the average selling prices of our products; and

       -      Changes in the product and channel mix of our product shipments.

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

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2000, cash and cash equivalents were $129.2 million, short-term marketable securities were $176.0 million and long-term marketable securities were $79.6 million. We have a $6.0 million bank line of credit. As of September 30, 2000, borrowings outstanding were $3.6 million and amounts utilized for outstanding letters of credit were $240,000 under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. The borrowings under the line are due in January 2001 and accrue interest at the 30-day LIBOR plus 2.25% or the bank's prime rate, at our option. We are currently negotiating the terms and conditions of an extension to this facility. See note 3 of notes to condensed consolidated financial statements.

       In March 2000 the Company completed a public offering. Of the 6,000,000 shares of common stock offered , the Company sold 4,504,111 shares and selling shareholders sold 1,495,889, at a price of $82.50 per share. We received net aggregate proceeds of approximately $352.3 million after deducting underwriting discounts and commission and estimated offering costs.

       Cash used in operating activities was $16.5 million for the nine months ended September 30, 2000 and $21.0 million for the same period in 1999. Cash used for operations for the nine months ended September 30, 2000 was primarily due to the net loss and increases in inventory, trade accounts receivable and prepaid expenses, partially offset by an increase in trade accounts payable and non-cash charges. Cash used for operations for the nine months ended September 30, 1999 was primarily due to the net loss, partially offset by non-cash charges.

       Cash used in investing activities was $217.4 million for the nine months ended September 30, 2000 and $22.8 million for the same period in 1999. Cash used in investing activities for both periods was primarily due to excess cash invested in marketable securities, partially offset by maturities of marketable securities.

       Cash provided by financing activities was $355.7 million for the nine months ended September 30, 2000 and $61.0 million for the same period in 1999. Cash provided by financing activities for both periods were primarily due to the issuance of preferred and common stock.

       In August 2000, the Company signed an extension of the company's manufacturing agreement with Microelectronics Technology Inc., in which the Company committed to purchase approximately $50 million worth of radios from July 2000 through December 2001. In addition, we provide six or twelve-month forecasts to our other contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of September 30, 2000, we had committed to make purchases totaling $15.6 million from these manufacturers in the next 60 days. Additionally, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. We have also committed to purchase approximately $6 million of equipment from one of our contract manufacturers in the event we don't place orders to utilize this equipment.

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

       We believe that our cash and cash equivalents balances, short-term and long-term marketable securities and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Foreign Currency Hedging Instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our German, French, and Israeli subsidiaries are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

       We do not use derivative financial instruments for speculative trading purposes.

       Fixed Income Investments. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

       Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are considered to be short-term marketable securities; all investments with maturities greater than one year are considered to be long-term marketable securities. All investments are classified as either "available for sale" or "held-to-maturity" and consist of government and corporate debt securities.

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

       None.


ITEM 3. DEFAULT UPON SENIOR SECURITIES.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5. OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

       EXHIBIT                         DESCRIPTION
         NO.
       -------       ----------------------------------------------
       10.1          Preferred Stock Purchase Agreement between
                         the Company and Bungee Communications,
                         Inc., dated October 27, 2000

       10.2          Option Agreement among the Company, Bungee
                         Communications, Inc., and SSY, LLP, dated
                         October 27, 2000

       10.3*         Amendment Agreement to the manufacturing and
                         Engineering Services Agreement between
                         the Company and Microelectronics
                         Technology, Inc., dated August 29, 2000

       27.1           Financial Data Schedule

----------------
* Confidential treatment requested.

       (b) Reports on Form 8-K.

       No reports on Form 8-K were filed by Netro Corporation during the quarter ended September 30, 2000.

NETRO CORPORATION

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETRO CORPORATION
                                   Date:   November 13, 2000

                                   By: /s/ SANJAY K. KHARE
                                   ---------------------------------------------
                                   Sanjay K. Khare
                                   Vice President, Finance and Administration,
                                      Chief Financial Officer and Assistant
                                      Secretary
                                   (Principal Financial Officer)

                                   By: /s/ MICHAEL T. EVERETT
                                   ---------------------------------------------
                                   Michael T. Everett
                                   Former Executive Vice President, Finance,
                                      Chief Financial Officer and Assistant
                                      Secretary

                                   By: /s/ LISA A. EVINS
                                   ---------------------------------------------
                                   Lisa A. Evins
                                   Vice President of Finance
                                   (Principal Accounting Officer)

EXHIBIT INDEX

       EXHIBIT
         NO.                           DESCRIPTION
       -------        ----------------------------------------------
       10.1           Preferred Stock Purchase Agreement between
                         the Company and Bungee Communications,
                         Inc., dated October 27, 2000

       10.2           Option Agreement between the Company and
                         Bungee Communications, Inc., dated
                         October 27, 2000

       10.3*          Amendment Agreement to the manufacturing and
                         Engineering Services Agreement between
                         the Company and Microelectronics
                         Technology, Inc., dated August 29, 2000

       27.1           Financial Data Schedule

-------------------
* Confidential treatment requested.