Form 10-K
period 2000-12-31
NETRO CORP
filed 2001-03-30
CIK 1087779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000

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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                         -------------------------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $255,405,412 on March 19, 2001, based on the average bid and asked price of the registrant's common stock as reported on The Nasdaq Stock Market as of such date.

   There were 52,075,532 shares of the registrant's common stock issued and outstanding as of March 19, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.      Market for Registrant's Common Stock and Related Shareholder
                Matters
Item 6.      Selected Financial Data
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Item 8.      Financial Statements and Supplementary Data
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Financial Statements

                                     PART I
ITEM 1.  BUSINESS

     Certain matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategy, product capability, financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, regulatory, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed under the heading "Risk Factors" in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company cannot be sure that any of its expectations will be realized. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation:

        - We have a history of losses, including more significant than expected losses in the fourth quarter of 2000, expect future losses and may never achieve profitability.

        - If we do not reduce our reliance on a single customer for most of our revenues, our business and results of operations could be adversely affected.

        - If we cannot reduce our product costs, our results of operations will suffer.

        - If we do not succeed in developing relationships directly with telecommunications service providers and in strengthening our direct and indirect sales channels, our business will be harmed.

        - The majority of service providers using our products are emerging companies with unproven business models. If these service providers do not succeed, there will be a more limited market for our products.

        - Intense competition in the market for communications equipment could prevent us from increasing or sustaining revenues or achieving or sustaining profitability.

        - Due to our limited operating history, it is difficult to predict future operating results or our stock price.

        - We have a long sales cycle, which could cause our results of operations and stock price to fluctuate.

        - Many projects that include our products require system integration expertise and third-party financing, which we are unable to provide. If sources for system integration or financing cannot be obtained as needed, service providers may not select our products.

        - Our products may contain defects that could harm our reputation, be costly to correct, expose us to litigation and harm our operating results.

        - Our future operating results are dependent on the sales of a single product line. If there are unexpected reductions in revenues from this product, we will not have other products to offset the negative impact on our operating results.

        - Our business is subject to many factors that could cause our quarterly operating results to fluctuate and our stock price to be volatile.

        - We depend on contract manufacturers. If these manufacturers are unable to fill our orders on a timely basis, and we are unable to find alternative sources, we may be unable to deliver products to meet customer orders.

        - If we do not develop new products and product features in response to customer requirements or in a timely way, customers will not buy our products.

        - Because some of our key components are from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer.

        - If high-speed wireless telecommunications technology or our implementation of this technology is not accepted by service providers, we will not be able to sustain or grow our business.

        - Because we must sell our products in many countries that have different regulatory schemes, if we cannot develop products that work with different standards, we will be unable to sell our products.

        - If we are unable to manage our international operations effectively, our business would be adversely affected.

        - Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products in particular markets.

        - Line-of-sight limitations inherent to broadband wireless products may limit deployment options and have an adverse affect on our sales.

        - If we are unable to hire or retain our personnel, we might not be able to operate our business successfully.

     Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

     We are a leading provider of broadband, point-to-multipoint, wireless access equipment. Telecommunications service providers use our equipment to provide high-speed voice and data access to small and medium sized enterprises around the world. We have been commercially shipping our point-to-multipoint equipment since 1998 and believe that we have one of the largest and most mature worldwide installed bases. We have designed the AirStar system to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, IP and data services. We currently offer complete solutions that operate at frequencies licensed in every major geography in the world, including Europe, Asia, North America and Central and South America, which we believe is a significant competitive advantage. By offering a comprehensive line of available frequencies which can all be managed by the same hub, we provide service providers with a vehicle to develop a worldwide equipment strategy.

THE NETRO SOLUTION

     The global telecommunications industry has experienced substantial deregulation during the past several years. Simultaneously, the emergence of the Internet and other telecommunications services has increased the demand from enterprises for bandwidth. This deregulation has resulted in the emergence of successful competitive long distance service providers around the world. However, until now, deregulation has failed to produce competition for local voice and data access services because of the cost of installing a separate wire-based access network. Even in markets where deregulation has compelled access to the incumbent service provider's network, the cost and complexity of establishing a network based on a competitor's infrastructure has limited the success of competitive service providers.

     Broadband wireless technology enables a competitive service provider to bypass the incumbent service provider's network with an economical, high-bandwidth solution. Netro's AirStar solution is a high-quality, flexible system that allows service providers to deploy wireless telecommunications services cost effectively and rapidly.

     Our AirStar system is designed to provide the following benefits to service providers:

        - DYNAMIC BANDWIDTH ALLOCATION AND CARRIER CLASS VOICE AND DATA SERVICE. Many existing high-speed connection technologies are optimized for either voice or data traffic. Voice traffic requires fixed-speed, low-capacity transmissions, while data traffic requires variable-speed, high-capacity transmissions. Consequently, network operators wishing to carry both types of traffic often must choose among setting aside capacity to service peak transmission data traffic requirements, allowing degradation of service during heavy usage, or servicing a smaller number of subscribers. In contrast, service providers using the AirStar system can support voice and high-speed data from the same system without these performance compromises. Our AirStar system employs our proprietary transmission protocol, CellMAC, which enables flexible and dynamic sharing of capacity among a number of subscribers and services. Additionally, AirStar allows service providers to offer symmetrical high-speed services, with peak transmission rates of up to 16 Mbps to meet the needs of many business users that send and receive large files for e-mail, application hosting, intranet access and e-commerce. We expect to offer peak transmission rates of up to 28 Mbps during 2001.

        - COST-EFFECTIVE DEPLOYMENT AND OPERATION. AirStar's cost-effective deployment allows a service provider to compete effectively in providing its customers with high-speed telecommunications services. By employing a point-to-multipoint architecture, one AirStar hub radio can serve multiple subscriber radios, which results in lower total radio costs than architectures in which each radio can communicate with only one other radio. AirStar also uses an advanced technology that allows voice and data traffic to be transmitted in adjacent time slots. This architecture reduces duplicate network hardware components such as modems, and thus further lowers overall system costs. In addition, a significant portion of the cost to build an AirStar network is directly related to subscriber growth, allowing the service provider to incur costs concurrently with the subscriber growth. To add subscribers in a sector, a provider simply installs equipment at the subscriber's premises and activates the service remotely. Finally, the AirStar system allows a service provider to optimize the use of radio frequencies and the deployment of equipment by expanding effective transmission capacity.

        - QUALITY OF SERVICE AND RELIABILITY. Service providers using AirStar can deploy voice and data services at different price points to different market segments with the option for guaranteed quality of service levels and up to 99.999% availability. AirStar can prioritize transmissions depending on their source and type, and fill available transmission capacity with lower priority transmissions. Furthermore, the AirStar system is engineered to enable service providers to offer the same high reliability and availability for services that traditional service providers have historically offered for voice services. Reliability is accomplished through an error correction algorithm, redundancy and comprehensive network management software.

        - GLOBAL MARKET COVERAGE. We currently offer products to address licensed frequencies in Europe, Asia, North America and Central and South America. We are also in the process of adapting our product to additional frequencies to address new markets and new spectrum auctions ongoing in our existing markets. By offering a comprehensive line of available frequencies which can all be managed by the same hub, we provide service providers with a vehicle to develop a worldwide equipment strategy.

        - RAPID TIME TO MARKET. Service providers using AirStar can achieve rapid time to market for integrated voice and high-speed data connections through AirStar's efficient installation, network management software and ability to dynamically allocate capacity among subscribers. Service providers that we target have typically committed a high level of capital investment to enter the high-speed wireless telecommunications services market, and thus are focused on quickly realizing a return on their investment. Our AirStar system is scalable and allows service providers to rapidly offer new services to existing or incremental subscribers within a coverage area by a simple software command and a radio installation that is automatically configured by the base station with little technician intervention. By installing one AirStar base station, the service provider can attain coverage of many potential subscribers. For example, a typical cell at 26 GHz, the frequency of our current highest-volume product, can cover ranges from 5 to 15 square miles, depending on local conditions, and has a transmission capacity of over 600 Mbps. Compared to other high-speed, wire-based technologies that often require lengthy and expensive upgrades before offering service or do not support integrated voice and symmetrical data services, AirStar allows a service provider to rapidly deploy integrated voice and high-speed data services as demand warrants.

STRATEGY

     Our objective is to be the leading worldwide supplier of broadband wireless, high-speed equipment used by telecommunications service providers. Key elements of our strategy include the following:

     LEVERAGE EXISTING VOLUME DEPLOYMENTS. We believe that AirStar is one of the most mature point-to-multipoint broadband wireless access systems with the largest worldwide installed base. We have deployed the AirStar in several commercial networks worldwide including in Germany, Spain, Portugal, Poland and Argentina. We intend to leverage our successful commercial deployments at existing service providers by extending our sales into the networks that those same service providers are establishing in other countries and by using these customers as reference accounts for new service providers.

     REDUCE PRODUCT COSTS. We believe that a key element to enabling the market for broadband wireless access is to reduce the cost per customer served and improve the business case for the service provider. We are currently in the process of several cost reduction initiatives, including purchasing and volume related efficiencies, engineering cost reductions and radical redesigns all of which, we believe, will improve our financial performance and, more importantly, expand the addressable market.

     ENABLE SERVICE PROVIDER BUSINESS MODELS. We intend to continue to focus our product development efforts on features that would enable service providers to deploy differentiated, profitable services to their business subscribers. Our AirStar platform can allocate capacity dynamically because it integrates a number of technical capabilities, including millimeter wave radio design, data networking and network management software. We believe integrating these capabilities is highly complex, and we intend to leverage our technology expertise to introduce new products and features rapidly and cost effectively. The AirStar system allows service providers to deploy voice and data services to additional subscribers rapidly and cost effectively when demand warrants. We intend to offer new features that will enable service providers to further differentiate their services. For example, we expect to introduce support for additional voice and data services and peak transmission rates of up to 28 Mbps in 2001. However, we cannot assure that we will be successful in releasing this product enhancement within the timeframe currently anticipated. Similarly, AirStar's design enables us to reuse protocol software and many common networking elements. As a result, the introduction of products in a new frequency typically requires only relatively simple modifications in the radio elements rather than the extensive development time and costs of entirely redesigned equipment.

     BUILD DIRECT SALES AND CUSTOMER ADVOCACY INFRASTRUCTURE. We believe the best way to increase product sales and overall market acceptance of the AirStar system is through the development of a direct sales and customer advocacy infrastructure that allows systems integrators to participate in the product offering process while permitting our own personnel to directly touch the customer base. During 2000, approximately 89% of our revenues were derived from sales through systems integrators such as Lucent and Siemens. We believe that systems integrators will continue to represent a majority of our revenues in 2001; however, we believe that certain customers are better and more profitably served directly. We plan to hire additional sales and customer advocacy personnel and add additional internal infrastructure to support direct sales. We also plan to continue to work closely with our system integrators and service providers as well as third-party service and installation organizations to enable them to provide their own primary and secondary tiers of support for the AirStar system while our engineers and customer service personnel will provide backup support on a 24-hour, 7-day basis.

PRODUCTS

     The AirStar system is deployed in a hub and spoke layout. The system is comprised of two principal components:

        - Customer Premise Equipment, which includes an outdoor radio unit which sends and receives signals to and from the hub equipment, and an indoor unit, which connects to the end-user's telecommunications and/or data network; and

        - Hubs, which include several outdoor radio units that send and receive signals from multiple customer premise equipment units and an indoor unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider's core network. The system schedules transmissions from each customer on a packet-by-packet basis. The hub prioritizes the transmissions and allocates just enough bandwidth or time slots to complete the transfer of each packet.

     The equipment is integrated through our AirView Link Explorer network management software, which is typically used at the service provider's switching center, where it remotely monitors and manages the customer premise and hub equipment. The table below shows the coverage statistics for a typical installation and configuration of one hub under common local conditions in the geographic regions where we expect many of our products to be deployed.

                     FREQUENCY              COVERAGE AREA (SQ. MILES)
              -------------------------   ------------------------------
                      3.5 GHz                        100-400
                       10 GHz                        110-275
                       26 GHz                          5-15
                       28 GHz                          4-11
                       38 GHz                          2-6

TECHNOLOGY

     We believe we have developed industry-leading technologies including CellMAC software and hardware implementations, an advanced networking architecture, radio transmission technology and networking software capabilities. We first commercialized these technologies in the form of our AirStar family of products by focusing on the service provider's needs. Key technology elements of the AirStar system include the following:

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

     ATM ARCHITECTURE. We have implemented an air interface that utilizes asynchronous transfer mode, or ATM, to efficiently combine voice and data onto a single stream. CellMAC is our implementation of this protocol over the air. We believe that we are using the only standardized technology that can transport voice and data traffic simultaneously and maintain a guaranteed quality of service for each traffic type. Using this architecture, capacity for services can be provided based on average throughput requirements rather than peak throughput requirements. As a result, the capacity of the transmission is increased, resulting in better use of radio frequency and thus lower equipment expenditures.

     PEAK DEMAND AND MILLIMETER WAVE RADIO TECHNOLOGY. Since our inception, we have worked extensively on radio designs and volume manufacturing processes to create robust yet cost-effective radios that support advanced radio technology and peak demand transmission capabilities. The current AirStar radios are our third generation design and we are in the process of developing a fourth generation design.

     CARRIER CLASS MANAGEMENT SOFTWARE. Our software architecture and use of object-oriented design principles for both real-time and network management software are key to making our AirStar software modular and adjustable to additional communications protocols. Our software extends the ability of the AirStar system to enable the inter-working of voice protocols and support the concentration of voice traffic.

SALES AND MARKETING

     Our principal sales channel is through system integrators. During 2000, 89% of our revenues were from the indirect sales channel. We currently have OEM relationships with Lucent, Nokia, Siemens and Motorola, as well as a joint selling relationship with Cisco. We are in the process of revising our relationship with Lucent to be less reliant on our OEM relationship. While we believe that this will have a long-term beneficial effect on us, it may have the effect of causing our short-term financial results to fluctuate.

     We target key strategic accounts with our direct sales force, which has become an increasingly important part of our sales strategy. In determining which accounts are appropriate for direct sales, we try to identify those that are key early adopters that can help drive our product feature sets in a manner that will better address the needs of the marketplace as a whole. These customers usually have the ability to install, integrate, service and maintain their systems themselves.

     We have sales representatives in Brazil, China, France, Germany, Panama, Singapore, Spain and the United Kingdom, as well as in Florida, Georgia, Maryland and in our corporate headquarters in San Jose, California. We sell our products indirectly through worldwide system integrators and local resellers in addition to through our direct sales force. In addition, we offer installation and maintenance services through our system integration partners and third-party installation and support organizations.

     Regardless of the distribution channel that services the account, our direct sales force maintains contact with the service provider and the system integrator account team. This contact keeps us close to the evolving needs of the service providers and helps ensure that we are well positioned within each account. In some markets, we have established distribution relationships with local resellers that also provide support and maintenance to the service providers they cover.

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

     Our marketing group is also responsible for product management activities throughout each product's lifecycle. These include the definition of product features, approval of product releases, specification of enhancements to our product and service offerings and determination of future product platforms.

CUSTOMERS

     We target service providers worldwide that have rights to wireless spectrum suitable for high-speed services or are planning to acquire rights to deliver high-speed services to subscribers. In most cases our sales are to our system integrators or to distributors that in turn sell to service providers. The AirStar system is currently deployed in 67 locations in 37 countries worldwide.

     Sales to our largest customer represented approximately 86% of our total revenues in 2000. Sales to our largest three customers represented approximately 77% of our total revenues in 1999. Sales to our four largest customers represented approximately 68% of our total revenues in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS AND MANUFACTURING

     Our manufacturing activities, based in our San Jose facility, consist primarily of prototype manufacturing, final testing and system staging. Our strategy is to outsource manufacturing to contract manufacturers, which have the expertise and ability to achieve cost reductions associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. This also serves to turn some of our fixed costs into variable costs and enables us to enjoy the purchasing efficiencies of these larger manufacturers. We have manufacturing contracts in place with Solectron California Corporation, Microelectronics Technology Inc. of Taiwan, Natsteel Electronics, Vidar-SMS and Optomic Microwaves, Ltd.. Microelectronics Technology Inc. and Optomic Microwaves manufacture millimeter wave radio equipment, Solectron manufactures both millimeter wave radio equipment and digital system components and Natsteel Electronics and Vidar SMS manufacture digital systems components.

     Our operations and manufacturing groups facilitate technology transfer between our research and development group and the contract manufacturers. We may also use our manufacturing operation to expedite the sales cycle before the full product is released to external manufacturers.

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

     We believe that our future success depends on our continued investment in research and development in core radio, networking and software technologies, and we expect to continue to invest a significant portion of revenues in this area. Our research and development expenses for 2000, 1999 and 1998 were $24.3 million, $19.3 million and $16.1 million, respectively. We are committed to an ongoing new product development program that is based on an assessment of service providers' needs and technological changes in the communications market. We are currently investing significant resources in enhancing our network management software, integrating base station components, extending the capabilities, frequencies and capacity of AirStar's transmission, improving performance and accelerating cost reduction. In addition, we have recently established a research and development subsidiary in Israel, called Bungee Communications, Inc.

CUSTOMER ADVOCACY

A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We consolidate all aspects of our customer service, satisfaction and quality assurance initiatives into a customer advocacy group. Our customer advocacy organization is based in our San Jose headquarters. We also have a customer support presence in Germany and the United Kingdom. Our customer advocacy organization in San Jose serves as the interface to our research and development group to highlight certain problems and also provides information about customers' needs to the marketing and research and development organizations. Our customer support model consists of three tiers of support:

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

     Our main focus is to provide system integrators and first-tier support partners with the ability to provide local support worldwide to service providers, including training, spare parts, maintenance and installation. As most of the hands-on support is provided through system integrators, local resellers, service and installation partners, or the service providers themselves, we focus on offering various training courses to enable system integrators, service and installation partners and service providers to perform both local problem isolation and fault isolation and repair. Currently, the majority of our service and support activities are related to training and installation support for service providers. These services are provided directly at customer installations by our customer advocacy group or remotely by our San Jose headquarters team.

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

COMPETITION

     The market for high-speed, wireless, point-to-multipoint telecommunications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, longer sales cycles and loss of market share, any of which would adversely affect our business. As a provider of high-speed wireless telecommunications equipment, we compete with a number of large telecommunications equipment suppliers including Alcatel, Ericsson, Hughes, Marconi, and Nortel, as well as with smaller independent and start-up companies. As a technology for providing high-speed telecommunications services, high-speed wireless solutions compete with other high-speed wire-based solutions, such as digital subscriber lines, fiber optic cable, cable modems, T1 lines leased from traditional telecommunications service providers and satellite technologies.

     We expect competition to persist and intensify in the future. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Our competitors may also attempt to influence the adoption of standards that are not compatible with our current architecture. Our larger, more established competitors may have more influence with standards setting bodies than we do. If standards other than ours are adopted, this may require us to incur additional development and integration costs and may delay our sales efforts.

     Some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster or less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have four issued U.S. patents, with additional applications in process. AirView, AirMAN and AirStar are our registered trademarks. CellMAC, Netro and the Netro logo are our trademarks. Other trademarks, trade names or service marks appearing in this report belong to their holder.

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

EMPLOYEES

     As of December 31, 2000, we employed approximately 246 full-time employees and 35 contract personnel. Our full-time employees and contract personnel include 82 people in operations and manufacturing, 109 in engineering, 61 in sales, marketing and customer advocacy, and 29 in finance and administration. None of our employees is represented by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES

     We sublease an approximately 100,000 square foot facility in San Jose, California, which we use for executive offices and for administrative, engineering, product development, manufacturing and sales and marketing purposes. The sublease for this facility expires in September 2001. We are currently in the process of negotiating a 5-year extension to the lease at this facility. We also maintain leases for executive office space in China, France, Germany, Israel and Singapore which do not represent material financial obligations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company's business in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER INFORMATION

(a)     Market Information

     The following table shows the high and low bid prices of our Common Stock for each quarterly period since the date of our initial public offering in August 1999 as reported on The Nasdaq Stock Market:

                                        HIGH       LOW
                                        ----       ---
1999
----
     Third Quarter (ended 9/30/99)      $ 45.75  $  8.00
     Fourth Quarter (ended 12/31/99)      51.00    22.00
2000
----
     First Quarter (ended 3/31/00)       119.63    32.94
     Second Quarter (ended 6/30/00)       77.13    22.64
     Third Quarter (ended 9/30/00)        85.88    43.50
     Fourth Quarter (ended 12/31/00)      60.88     6.31

     The closing price of our Common Stock on The Nasdaq Stock Market on March 19, 2001 was $5.47.

     Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of our stock.

(b)     Holders

     Our Common Stock is traded on the Stock Market under the symbol NTRO. As of March 19, 2001, the Company had approximately 12,491 shareholders of record.

(c)        Dividends

     We have not paid dividends on its Common Stock at any time and have no present plans to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                               2000          1999         1998          1997         1996
                                               ----          ----         ----          ----         ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues............................         $ 68,527       $18,185      $ 5,438       $ 5,601      $   731
Cost of revenues....................           52,096        14,874        9,640         8,273          619
                                             --------       -------      -------       -------      -------

Gross profit (loss).................           16,431         3,311       (4,202)       (2,672)         112
                                             --------       -------      --------      -------      -------

Operating expenses:
   Research and development.........           24,265        19,307       16,143        15,289       10,446
   Sales and marketing..............           10,455         5,794        4,819         3,776        1,293
   General and administrative.......            9,812         6,259        3,968         3,500        1,189
   Amortization of deferred stock
     compensation...................            1,064         1,104           --            --           --
                                             --------       -------      -------       -------      -------
      Total operating expenses......           45,596        32,464       24,930        22,565       12,928
                                             --------       -------      -------       -------      -------

Loss from operations................          (29,165)      (29,153)     (29,132)      (25,237)     (12,816)
Other income, net...................           18,987           353          304           703          643
                                             --------       -------      -------       -------      -------

Net loss............................        $(10,178)      $(28,800)    $(28,828)     $(24,534)    $(12,173)
                                            --------       --------     --------      --------      -------

Basic and diluted net loss per share        $  (0.21)      $  (1.31)    $  (4.07)     $  (5.11)    $  (4.66)
Shares used to compute basic and
  diluted net loss per share........          49,639         21,988        7,087         4,798        2,610
Pro forma basic and diluted net loss
  per share.........................                       $  (0.71)
Shares used to compute pro forma
  basic and diluted net loss
  per share.........................                         40,616


                                                                           DECEMBER 31,
                                                  2000           1999          1998          1997          1996
                                                  ----           ----          ----          ----          ----
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  marketable securities ..................      $277,564      $ 45,337      $ 15,128      $ 25,706      $ 13,913
Working capital ..........................       300,159        44,417        12,523        25,657        12,687
Total assets .............................       421,753        65,814        26,788        37,708        19,833
Long-term debt and capital leases,
 net of current portion ..................         1,280         3,633         4,547         4,209           556
Total shareholders' equity ...............       395,975        45,556        13,893        27,005        16,127

                                                                                          BASIC NET       DILUTED NET
                                                                                            INCOME         INCOME
                                                                        NET INCOME        (LOSS) PER      (LOSS) PER
                                      REVENUE       GROSS PROFIT          (LOSS)            SHARE            SHARE
                                      -------       ------------        ----------        ---------       -----------
SELECTED QUARTERLY DATA

1999
     First Quarter .........          $ 2,142          $   493          $(7,022)          $  (0.86)       $  (0.86)
     Second Quarter ........            3,196              674           (7,267)             (0.86)          (0.86)
     Third Quarter .........            5,156            1,079           (6,991)             (0.27)          (0.27)
     Fourth Quarter ........            7,691            1,065           (7,520)             (0.17)          (0.17)

2000
     First Quarter .........          $10,454          $ 2,206          $(7,070)          $  (0.15)       $  (0.15)
     Second Quarter ........           15,504            4,111             (819)             (0.02)          (0.02)
     Third Quarter .........           20,520            5,486              206               0.00            0.00
     Fourth Quarter ........           22,049            4,628           (2,495)             (0.05)          (0.05)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report.

     This management's discussion and analysis of financial condition and results of operations contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses and gross profit, need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Please read the section of this 10-K entitled "Risk Factors" and our other Securities Exchange Commission filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

     We are a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access. We were incorporated in 1994 and introduced our first product, the AirMAN system, in 1996. The AirMAN system was designed to provide a dedicated link to connect two high traffic nodes in a network. We discontinued AirMAN in September 1998. None of our 2000 revenues, approximately 2% of our 1999 revenues and 47% of our 1998 revenues were derived from sales of the AirMAN system. We began development of a second system, the AirStar system, in 1996. Currently, all of our revenues are derived from sales of the AirStar system. Unlike the AirMAN system, the AirStar system allows multiple subscribers to communicate with a single hub radio in a point-to-multipoint architecture using packet based technology.

     The AirStar system is comprised of two principal components:

        - Customer Premise Equipment, which includes an outdoor radio unit which sends and receives signals to and from the hub equipment and an indoor unit, which connects to the end-user's telecommunications and/or data network; and

        - Hubs, which include several outdoor radio units that send and receive signals from multiple customer premise equipment units and an indoor unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider's core network.

     We began initial sales of an early AirStar system in Europe in early 1998. Since then, we have increased our product offering to encompass multiple frequencies thereby expanding our geographic coverage to include Latin America, North America and Asia. As of December 31, 2000, we had deployed our equipment with 67 customers in 37 countries.

     We sell our products indirectly through worldwide system integrators and local resellers in addition to through a direct sales force. Our sales to system integrators comprised approximately 89%, 64% and 16% of revenues in 2000, 1999 and 1998, respectively. Due to ongoing realignments of our relationships with certain of our system integrator partners we expect this percentage to decline in 2001 which will require us to improve and expand our internal sales, customer advocacy and administration functions. As a result of these realignments we could experience further order delays or fail to secure expected additional orders and, therefore, revenues in the first quarter of 2001 could be adversely affected.

     Sales to our largest system integrator customer represented approximately 86% of our total revenues in 2000. Due to changes in ordering practices by this customer in late 2000, significant orders expected in the last quarter of 2000 were delayed, causing our revenues and results of operations to be lower than market expectations for that period. Because of these changes in ordering practices, we believe that our revenues for the first quarter of 2001 will be lower than our revenues for the last quarter of 2000. Sales to our largest three customers represented approximately 77% of our total revenues in 1999. Sales to our four largest customers represented approximately 68% of our total revenues in 1998. Due to the nature and size of our equipment sales, we expect that certain customers will continue to account for a significant portion of our total revenues for 2001 and in the future.

     International revenues represented approximately 12%, 43% and 76% of total revenues in 2000, 1999 and 1998, respectively. However, substantially all of our domestic revenues are related to products sold to systems integrators which the system integrators have resold, or plan to resell, to end customers in international locations.

     We have adopted a strategy of outsourcing our manufacturing operations. While we have manufactured a small fraction of our products at our San Jose headquarters in 1998, 1999 and early 2000, by the fourth quarter of 2000, we achieved a goal of outsourcing substantially all of our volume product manufacturing and assembly to contract manufacturers. We will maintain a small facility for prototype production in support of our research and development efforts.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

     REVENUES. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues increased to $68.5 million in 2000 from $18.2 million in 1999, due principally to increased AirStar system sales. Substantially all of the revenues for these years were generated from installations in international locations. Sales to major customers were as follows:

                                                                          % OF TOTAL
                                                      REVENUES             REVENUES
                                                --------------------    ---------------
                                                 2000        1999        2000     1999
                                                --------   ---------    ------   ------
                                                  (in thousands)
Imed Link                                              *    $ 1,792         *       10%
Lucent                                          $ 59,220     10,426        86%      57
NTL                                                    *      1,767         *       10
                                                --------   --------     ------   ------
   Aggregate amount from 10% or greater
     customers                                  $ 59,220    $13,985        86%      77%
                                                ========    =======     ======   ======

* Sales less than 10%

GROSS PROFIT. Gross profit represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit increased to $16.4 million in 2000 from $3.3 million in 1999, due to increased unit sales of the AirStar product. Gross profit increased as a percentage of revenue to 24.0% in 2000 from 18.2% in 1999. This increase principally reflects the impact of cost reduction. We have experienced substantial quarterly fluctuations in gross profit in 1999 and 2000 after excluding the effect of one-time charges. The principal drivers of the quarterly fluctuations were the product sales mix and customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. We expect the sales of customer premise equipment to continue to increase at a rate faster than hub sales, resulting in reduced gross profit percentages during the first half of 2001 as compared with the first half of 2000. Sales to system integrators generate lower gross profit percentages than sales to direct customers. In addition, we expect average selling prices for our products to decline substantially during 2001. To the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices decline, gross profit as a percentage of revenues will continue to decline during the second half of 2001. We expect that the introduction of new customers, channel mix, product mix and declining average selling prices will result in fluctuations in our gross profits in future quarters.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $24.3 million in 2000 from $19.3 million in 1999, primarily due to increases in personnel and related compensation costs, prototype material expenses, third-party engineering charges and expenses related to the release of new product features for the AirStar system, and, to a lesser extent, the establishment of Bungee Communications, Inc. as a research and development subsidiary based in Israel. We expect that continued substantial investment in research and development will be critical to attaining our strategic product and cost reduction objectives and, therefore, we expect research and development costs to increase on a dollar basis in 2001.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased to $10.5 million in 2000 from $5.8 million in 1999. The increase was primarily due to the significant expansion in sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities associated with the AirStar system. We expect these expenses to continue to increase on an absolute basis as we invest in expanding our sales and customer advocacy organizations and as the percentage of our sales to systems integrators declines.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses increased to $9.8 million in 2000 from $6.3 million in 1999. The increase was primarily due to increases in personnel and related compensation costs, increased cost associated with being a public company and increased reserves associated with higher revenues. We expect that the growth of our operations as well as the increase in direct sales activity will continue to require additional personnel and costs.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $4.8 million through December 31, 2000. Amortization of deferred stock compensation was $1.1 million for 2000 and 1999.

     OTHER INCOME, NET. Other income, net consists primarily of interest income earned on low-risk, marketable securities and interest paid on outstanding debt. Other income, net increased to $19.0 million in 2000 from $353,000 in 1999 primarily due to higher interest income earned on higher average cash balances.

     NET LOSS. Net loss decreased to $10.2 million in 2000 from $28.8 million in 1999 principally due to higher interest income and gross profit, offset in part by increased operating expenses.

     INCOME TAXES. We have incurred a net loss for each period since inception. As of December 31, 2000, we had Federal and State net operating loss carry forwards of approximately $91.8 million and $22.5 million, respectively, which expire at various dates through 2021. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership resulting from the sales of Common Stock will limit the future annual realization of the tax net operating loss carry forwards. We have paid no material income taxes to date.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Revenues increased to $18.2 million in 1999 from $5.4 million in 1998, due principally to increased AirStar system sales, which were slightly offset by the final phase-out of AirMAN sales. Substantially all of the revenues for these years were generated from installations in international locations. Sales to major customers were as follows:

                                                                           % OF TOTAL
                                                     REVENUES               REVENUES
                                                -------------------     -----------------
                                                 1999       1998         1999      1998
                                                --------   --------     -------   -------
                                                  (in thousands)
Alpine-Energie                                        *     $1,480         *        27%
Imed Link                                        $1,792          -        10%        -
Lucent                                           10,426        873        57        16
NTL                                               1,767          *        10         *
Pele-Phone                                            *        541         *        10
Siemens                                               *        799         *        15
                                                --------   --------     -------   -------
   Aggregate amount from 10% or greater
     customers                                  $13,985     $3,693         77%       68%
                                                ========   ========     =======   =======

* Sales less than 10%

     GROSS PROFIT (LOSS). Gross profit increased to a profit of $3.3 million in 1999 from a loss of $4.2 million in 1998, principally due to increased AirStar system sales, which typically have a higher margin than predecessor products.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $19.3 million in 1999 from $16.1 million in 1998, primarily due to increases in personnel and related compensation costs, prototype material expenses, third-party engineering charges and expenses related to the release of new product features for the AirStar system. Gross research and development expenses which reflect expenses prior to the effect of third party research and development funding increased to $19.9 million in 1999 from $17.0 million in 1998.

     SALES AND MARKETING. Sales and marketing expenses increased to $5.8 million in 1999 from $4.8 million in 1998. The increase was primarily due to the significant expansion in sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities associated with the AirStar system.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $6.3 million in 1999 from $4.0 million in 1998. The increase was primarily due to deferred compensation charges, increased rent and overhead expenses associated with additional facilities, as well as the increased cost associated with being a public company.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $4.8 million through December 31, 1999. Amortization of deferred stock compensation was $1.1 million in 1999.

     OTHER INCOME, NET. Other income, net increased to $353,000 in 1999 from $304,000 in 1998 primarily due to higher interest income earned on higher average cash balances partially offset by increased interest expense resulting from greater utilization of secured equipment loans and lease and bank financing for working capital.

     NET LOSS. Net loss was relatively constant at $28.8 million from 1998 to 1999 principally due to higher gross profit, offset by increased operating expenses.

     INCOME TAXES. We have incurred a net loss for each period since inception and have paid no material income taxes to date.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, cash and cash equivalents were $91.7 million, short-term marketable securities were $185.9 million and long term marketable securities were $89.4 million. We have a $6 million bank line of credit. As of

December 31, 2000, borrowings outstanding were $3.6 million and amounts utilized for outstanding letters of credit were $240,000 under the bank line of credit. The line of credit is secured by eligible outstanding accounts receivable and inventory. The borrowings under the line are due in January 2002 and accrue interest at the 30-day LIBOR plus 1.5% or the bank's prime rate, at our option. The 30-day LIBOR rate at December 31, 2000 was 8.8% and the bank's prime rate at December 31, 2000 was 9.5%. Capital lease obligations were $2.9 million at December 31, 2000. Operating lease obligations through 2002 were $909,000 at December 31, 2000.

     Cash used in operating activities was $33.0 million in 2000 due to increases in inventory, prepaid expenses and the net loss. Cash used in operating activities was $29.1 million for the year ended December 31, 1999, primarily due to the net loss, partially offset by non-cash charges.

     Cash used in investing activities was $238.5 million for the year ended December 31, 2000, primarily due to excess cash invested in marketable securities. Cash used in investing activities was $30.6 million for the year ended December 31, 1999, primarily due to excess cash invested in short-term marketable securities.

     Cash provided by financing activities was $355.8 million and $61.0 million for the years ended December 31, 2000 and 1999, respectively. Cash provided by financing activities for both periods was primarily due to issuances of stock and, to a lesser extent, capital lease and bank financing. Cash provided by financing activities in 2000 and 1999 includes net proceeds of $352.3 million and $41.6 million related to our follow-on offering in March 2000 and our initial public offering in August 1999, respectively.

     In March 2000 we completed a follow-on public offering. Of the six million shares of common stock offered, we sold 4,504,111 shares and selling shareholders sold 1,495,889, at a price of $82.50 per share. We received net aggregate proceeds of approximately $352.3 million after deducting underwriting discounts and commissions and estimated offering costs.

     The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of December 31, 2000, we had committed to make purchases totaling $11.0 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

     We have no other material commitments. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant but smaller amounts on property and equipment related to the expansion of our facilities, and on laboratory and test equipment for research and development.

     In future periods, we generally anticipate significant increases in our working capital needs on a period-to-period basis. In preparation for potential increases in revenues, we expect higher levels of inventory and trade accounts receivable. While we also expect an increase in trade accounts payable and other liabilities, we do not expect that they will offset the increases in inventory and trade accounts receivable. If revenues do not increase, the impact on working capital would be increased.

     We believe that our current cash and cash equivalents balances, marketable securities and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade marketable securities.

ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Financial Standards Board Interpretation No. 44. "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN 44"). FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for APB No. 25 purposes, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. The Company adopted SAB 101 effective January 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

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

RISK FACTORS

     In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects and may cause our actual future business, results of operations and financial condition to differ materially from forward-looking statements made in this report.

WE HAVE A HISTORY OF LOSSES, INCLUDING MORE SIGNIFICANT THAN EXPECTED LOSSES IN THE FOURTH QUARTER OF FISCAL 2000, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

     As of December 31, 2000, we had an accumulated deficit of $106.6 million, and we expect to continue to incur net losses. We incurred net losses of approximately $10.2 million, $28.8 million and $28.8 million in 2000, 1999 and 1998, respectively. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve profitability. To date, we have funded our operations primarily through the sale of equity securities. Our financial results prior to 1999 were largely based on sales of AirMAN, a predecessor product, which we discontinued in September 1998. For 1999 and 2000, our financial results were largely based on customer trials and commercial pilots of our AirStar product line. Although our AirStar revenues have grown in recent quarters, our past results should not be relied on as indications of future performance. We cannot be certain that we will realize sufficient revenues to achieve profitability. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, if we fail to reduce our product costs quickly enough, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

IF WE CANNOT REDUCE OUR RELIANCE ON A SINGLE CUSTOMER FOR MOST OF OUR REVENUES, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     We have become increasingly dependent on Lucent, which is a system integrator, for most of our revenues. Aggregate revenues from Lucent accounted for approximately 86% and 57% of our revenues for 2000 and 1999, respectively. Our own revenue expectations from Lucent were not met when Lucent did not complete an order of our products within the timeframe we had anticipated. Thus, due to our dependence on Lucent, we experienced and could continue to suffer business and financial setbacks, miss analysts' expectations of revenue or earnings levels and experience a decline in our stock price. In particular, due to changes in ordering practices at Lucent, described below, we believe that our revenues for the first quarter of 2001 could be lower than our revenues for the last quarter of 2000.

     Lucent recently announced several corporate restructuring initiatives. As a result of these initiatives, the division with which we have historically coordinated our efforts within Lucent was shut down. We are unsure what impact this will have on the promotion and sale by Lucent of our products. Furthermore, this will require us to establish direct relationships with Lucent's regional sales teams. We cannot be assured of our ability to establish these relationships.

To the extent that Lucent stops promoting or selling our products or we are unable to establish effective relationships with Lucent's regional sales teams, our results and business will suffer. Finally, as a result of this transition, we will be required to develop many internal functions which have historically been provided to us by Lucent, which could result in increased operating expenses or an inability to properly serve potential customers while we develop these skills.

     There are a limited number of system integrators that have the financial resources or technical expertise to sell, integrate and service our products globally. We do not have exclusive relationships with any of our system integrators and we do not require minimum purchase commitments. Therefore, if any of our system integrators ceases to emphasize systems that include our products, chooses to focus on alternative technologies or promotes products of our competitors, our business and results of operations will be adversely affected.

IF WE CANNOT REDUCE OUR PRODUCT COSTS, OUR RESULTS OF OPERATIONS WILL SUFFER

     We expect that the average selling price for broadband wireless access equipment will decline substantially during 2001. In addition, market acceptance of our products will depend in part on reductions in the unit price of our products. If we cannot reduce the cost of our products enough to keep pace with the required price reductions, our product sales and/or our gross margins, and consequently our results of operations, will suffer. We have experienced significant delays in implementing cost reductions in the past and may continue to experience delays in the future. In addition, we believe that the price for high-speed wireless telecommunications equipment is driven by the prevailing price for other high-speed connection technologies, especially the cost of leasing a T1 connection from the traditional telecommunications service provider in a given locale. The price of these leased connections has declined significantly in many countries in the recent past, and could decline significantly in the future. If this trend continues, service providers might be more likely to use this kind of leased connection than to introduce new technology such as our products, which would adversely affect our market share and pricing.

IF WE DO NOT SUCCEED IN DEVELOPING RELATIONSHIPS DIRECTLY WITH
TELECOMMUNICATIONS SERVICE PROVIDERS AND IN STRENGTHENING OUR DIRECT AND INDIRECT SALES CHANNELS, OUR BUSINESS WILL BE HARMED.

     We believe that it is important to our ultimate success to decrease our focus on selling to systems integrators and to develop a sales and customer advocacy infrastructure that deals directly with the ultimate customer, the telecommunications service provider. If we do not develop these direct contacts with and sales to the service providers, we will not be able to diversify and expand our customer base and will continue to depend on indirect sales through systems integrators. In addition, failure to develop these contacts would prevent us from building and maintaining the long-term relationships needed to sustain our installed customer base. Our relationships with our current service provider customers must also be maintained and strengthened so that we can provide potential service provider customers with positive customer references. Furthermore, if we are unable to expand our business with current service provider customers as they extend their networks into other countries, our business will be harmed.

     In order to develop these relationships, we need to increase the size of our direct sales and customer advocacy organizations. Qualified personnel are difficult to find and training these personnel requires a significant time commitment. It may take a substantial amount of time for new personnel to become productive. To the extent we are unable to expand our direct sales force and customer advocacy organizations, we will not be able to accomplish our goal of developing and maintaining long-term relationships with service providers.

THE MAJORITY OF SERVICE PROVIDERS USING OUR PRODUCTS ARE EMERGING COMPANIES WITH UNPROVEN BUSINESS MODELS. IF THESE SERVICE PROVIDERS DO NOT SUCCEED, THERE WILL BE A MORE LIMITED MARKET FOR OUR PRODUCTS

     Most telecommunications service providers using our products are emerging companies with unproven business models. If these new service providers do not succeed, there will be only a limited market for our products. Many of the service providers are under-capitalized and will require additional capital or vendor financing to continue operations. Furthermore, the availability of capital to these service providers has been substantially limited in the last six months. The inability of emerging service providers to acquire and keep customers, acquire radio frequency licenses, successfully raise needed funds or respond to any trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending on network buildouts. If service providers defer or curtail their capital spending programs, sales of our products might be impacted, which would have an adverse effect on our business.


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

     The market for high-speed, wireless, point-to-multipoint telecommunications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, longer sales cycles and loss of market share, any of which would adversely affect our business. As a provider of high-speed wireless telecommunications equipment, we compete with a number of large telecommunications equipment suppliers including Alcatel, Ericsson, Hughes, Marconi, and Nortel, as well as with smaller independent and start-up companies. As a technology for providing high-speed telecommunications services, high-speed wireless solutions compete with other high-speed wire-based solutions, such as digital subscriber lines, fiber optic cable, cable modems, T1 lines leased from traditional telecommunications service providers and satellite technologies.

     We expect competition to persist and intensify in the future. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Our competitors may also attempt to influence the adoption of standards that are not compatible with our current architecture. Our larger, more established competitors may have more influence with standards setting bodies than we do. If standards other than ours are adopted, this may require us to incur additional development and integration costs and may delay our sales efforts.

     Some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster or less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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

DUE TO OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT TO PREDICT FUTURE OPERATING RESULTS OR OUR STOCK PRICE

     We have generated only limited revenues to date, and revenues from our current AirStar product have been significant only in the past two years. Prior to 1999, most of our revenues came from sales of a discontinued product line. Due to our limited operating history with our current product line, it is difficult for us to predict future results of operations. Investors in our common stock must consider our operational and financial prospects in light of our historical dependence on a discontinued product line.

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

        -       complexity of a given network;

        -       scope of a given project;

        -       availability of radio frequency; and

        -       regulatory issues.

     In addition, the delays inherent in our sales cycle raise additional risks of service provider decisions to cancel or change their product plans. Our business is adversely affected when a significant customer reduces or delays orders during our sales cycle or chooses not to deploy networks incorporating our products. For example, order delays by one of our customers in the last quarter of 2000 caused our revenues and results of operations to be lower than market expectations.

WE MAY PURCHASE SIGNIFICANT INVENTORY FOR PLANNED SALES WHICH DO NOT MATERIALIZE

     In future periods, we generally anticipate significant increases in our working capital needs due to planned revenue increases. In anticipation of these expected revenues, we may purchase significant amounts of inventory and incur significant payment obligations. Due to the long and unpredictable nature of our sales cycle or other factors outside of our control, these anticipated future revenues may not materialize. If the anticipated revenues do not materialize, we could end up with inventory levels significantly in excess of our needs, which could diminish our working capital and/or cause significant losses. We experienced such an excess of inventory in the fourth quarter of 2000 as a result of lower than expected revenues during that period.

OUR PRODUCTS MAY CONTAIN DEFECTS THAT COULD HARM OUR REPUTATION, BE COSTLY TO CORRECT, EXPOSE US TO LITIGATION AND HARM OUR OPERATING RESULTS.

     We and our customers have from time to time discovered defects in our products and additional defects may be found in the future. If defects are discovered, we may not be able to correct them in a timely manner or at all. Defects and failures in our products could result in a loss of, or a delay in, market acceptance of our products. In addition, defects in our products could cause adverse publicity, damage our reputation and impair our ability to acquire new customers. In addition, we may need to make significant capital expenditures to eliminate defects from our products.

     Moreover, because our products are used in critical telecommunications networks, we may be subject to significant liability claims if our products do not work properly. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. We warrant to our current customers that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, our customers could require us to remedy the failure or could assert claims for damages. Liability claims could require us to spend significant time and money in litigation or pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend and could seriously damage our reputation and our business.

OUR FUTURE OPERATING RESULTS ARE DEPENDENT ON THE SALES OF A SINGLE PRODUCT LINE. IF THERE ARE UNEXPECTED REDUCTIONS IN REVENUES FROM THIS PRODUCT, WE WILL NOT HAVE OTHER PRODUCTS TO OFFSET THE NEGATIVE IMPACT ON OUR OPERATING RESULTS

     We currently derive substantially all of our revenues from our AirStar product line and expect that this will continue for the foreseeable future. If there are unexpected changes in revenues from this product, we will not have other products to offset the negative impact on our operating results. Many of the risk factors listed in this section could negatively affect sales of our product line. The market may not continue to demand our current product and we may not be successful in developing or marketing any new or enhanced products. Any reduction in the demand for our current product or our failure to successfully develop or market and introduce new or enhanced products could adversely affect our operating results and cause the price of our common stock to decline.

OUR BUSINESS IS SUBJECT TO MANY FACTORS THAT COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE

     Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

        - the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from system integrators;

        - our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

        - announcements, new product introductions and reductions in price of products offered by our competitors;

        -       a decrease in the average selling prices of our products;

        -       our ability to achieve cost reductions;

        - our ability to obtain sufficient supplies of sole or limited source components for our products;

        - our ability to achieve and maintain production volumes and quality levels for our products;

        - the volume of products sold and the mix of distribution channels through which they are sold;

        - the loss of any one of our major customers or a significant reduction in orders from those customers;

        - increased competition, particularly from larger, better capitalized competitors;

        -       fluctuations in demand for our products and services; and

        - telecommunications and wireless market conditions and economic conditions generally.

     Due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of products could occur at the end of our fiscal quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. Furthermore, in the fourth quarter of 2000 one of our principal customers restructured its purchasing procedures, which resulted in substantial delays of the purchase of our products and adversely affected our results of operations in that period. In the future, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

WE DEPEND ON CONTRACT MANUFACTURERS. IF THESE MANUFACTURERS ARE UNABLE TO FILL OUR ORDERS ON A TIMELY BASIS, AND WE ARE UNABLE TO FIND ALTERNATIVE SOURCES, WE MAY BE UNABLE TO DELIVER PRODUCTS TO MEET CUSTOMER ORDERS

     We currently only manufacture prototypes of our products and perform testing and staging at our own facilities. The remaining manufacturing is performed by contact manufacturers. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we would have to identify and train acceptable alternative manufacturers, which could take as long as six months and cause our results of operations to suffer.

     Our experience with these manufacturers provides us with no basis to project their delivery schedules, yields or costs. In addition, few manufacturers produce radios like ours on a large scale. It is possible that a source may not be available to us when needed, and we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of products to customers, which in turn could have an adverse effect on our business. In addition, by outsourcing our manufacturing we are less able to control the quality of our finished products.

IF WE DO NOT MEET PRODUCT INTRODUCTION DEADLINES, OUR BUSINESS WILL BE HARMED

     Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business. We have experienced design and manufacturing difficulties that have delayed our development, introduction or marketing of new products and enhancements which has caused us to incur unexpected expenses. For example, the first trial shipments of AirStar were delayed for almost one year due to technical problems. In addition, some of our customers have conditioned their future purchases of our products on the addition of product features. In the past we have experienced delays in introducing new features. For example, we intended to introduce base radio units that supported smaller sectors and a new release of our network management software in 1999, but the release of both of these features did not occur until the middle of 2000. We also cannot assure that we will be successful in our efforts to release product enhancements enabling significantly higher peak transmission rates than we currently offer. Furthermore, in order to compete in many markets, we will have to develop different versions of our existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market.

BECAUSE SOME OF OUR KEY COMPONENTS ARE FROM SOLE SOURCE SUPPLIERS OR REQUIRE LONG LEAD TIMES, OUR BUSINESS IS SUBJECT TO UNEXPECTED INTERRUPTIONS, WHICH COULD CAUSE OUR OPERATING RESULTS TO SUFFER

     Many of our key components have long lead times, are purchased from sole source vendors for which alternative sources are not currently available, and are complex to manufacture. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and our revenues and results of operations would suffer. If we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share.

     For example, we purchase our base station shelf from Cisco Systems, Inc. under an agreement that terminates in June 2002. Cisco has recently acquired interests in companies with high-speed wireless technology, and we cannot be certain that Cisco will continue to supply us after the termination of the current agreement. In addition, we purchase most of our electronic boards for base station equipment from Solectron, one of our contract manufacturers, and other components from other sole source and long lead time vendors.


IF HIGH-SPEED WIRELESS TELECOMMUNICATIONS TECHNOLOGY OR OUR IMPLEMENTATION OF THIS TECHNOLOGY IS NOT ACCEPTED BY SERVICE PROVIDERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

     Our future success is substantially dependent on whether high-speed wireless telecommunications equipment gains market acceptance as a means to provide telecommunications voice and data services. All of our products are based on this technology. In the event that service providers adopt technologies other than the high-speed wireless technology that we offer, we may not be able to sustain or grow our business. Service providers continuously evaluate alternative high-speed access technologies, including wire-based technologies such as digital subscriber lines, cable modems, fiber optic cable and T1 connections leased from the traditional service providers in a given locale, as well as different wireless technologies. In addition, widespread acceptance of our technology may be hindered by inherent technological limitations, such as a need for a clear line-of-sight for transmissions and a reduction in coverage radius in areas that experience heavy rain.

BECAUSE WE MUST SELL OUR PRODUCTS IN MANY COUNTRIES THAT HAVE DIFFERENT REGULATORY SCHEMES, IF WE CANNOT DEVELOP PRODUCTS THAT WORK WITH DIFFERENT STANDARDS, WE WILL BE UNABLE TO SELL OUR PRODUCTS

     If our sales are to grow, we must sell our products in many different countries. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process and therefore we do not know the standards with which we would be forced to comply. We have not completed all activities necessary to comply with existing regulations and requirements in most of the countries in which we intend to sell our products. Furthermore, standards and regulatory requirements are subject to change. If we fail to anticipate or comply with these new standards, our business and results of operations will be adversely affected.

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

     Sales of products which were ultimately deployed internationally accounted for 96% and 79% of our revenues in 2000 and 1999, respectively. In addition, most equipment purchased by domestic customers has been shipped to international service providers. Our international operations are subject to a number of risks and uncertainties, including:

        -       changes in foreign currency exchange rates;

        - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

        - trade protection measures and import or export licensing requirements;

        -       potentially less effective protection of intellectual property;

        - the difficulties and costs of obtaining regulatory approvals for our products;

        -       unexpected changes in regulatory requirements; and

        - legal uncertainties regarding liability, tax, tariffs and other trade barriers.

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

LINE-OF-SIGHT LIMITATIONS INHERENT TO BROADBAND WIRELESS PRODUCTS MAY LIMIT DEPLOYMENT OPTIONS AND HAVE AN ADVERSE AFFECT ON OUR SALES.

     Broadband wireless products require a direct line-of-sight between antennas, potentially limiting the ability of our customers to deploy them in a cost-effective manner. Because of line-of-sight limitations, service providers often install broadband wireless equipment on the rooftops of buildings and on other tall structures. Telecommunications service providers must generally secure roof rights from the owners of each building or other structure on which our products are installed. Any inability to obtain roof rights easily and cost effectively may cause a delay in deployment and increase the installation cost of our products or may cause customers not to choose to install broadband wireless equipment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN CURRENCY HEDGING INSTRUMENTS. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Basically, all of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $350.8 million of marketable securities at December 31, 2000 by approximately $3.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...............................  28
Financial Statements:
  Consolidated Balance Sheets..........................................  29
  Consolidated Statements of Operations................................  30
  Consolidated Statements of Shareholders' Equity......................  31
  Consolidated Statements of Cash Flows................................  32
  Notes to Consolidated Financial Statements...........................  33-44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors and Shareholders of Netro Corporation:

     We have audited the accompanying consolidated balance sheets of Netro Corporation (a California corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netro Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under
Schedule II is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

San Jose, California
January 19, 2001

                                NETRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2000           1999
                                                               ------------    ------------
                       ASSETS
Current Assets:
     Cash and cash equivalents ...........................      $  91,660       $   7,450
     Short-term marketable securities ....................        185,904          37,887
     Trade accounts receivable, net of allowances of
       $608 and $150, respectively .......................         13,532           6,925
     Inventory, net ......................................         27,994           7,909
     Prepaid expenses and other ..........................          5,527             814
                                                                ---------       ---------
          Total current assets ...........................        324,617          60,985

Equipment and leasehold improvements, net ................          6,896           4,569
Long-term marketable securities ..........................         89,351              --
Other assets .............................................            889             260
                                                                ---------       ---------
          Total assets ...................................      $ 421,753       $  65,814
                                                                =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt and capital
       leases ............................................      $   6,183       $   6,764
     Trade accounts payable ..............................          9,116           5,064
     Accrued liabilities .................................          9,159           4,740
                                                                ---------       ---------
          Total current liabilities ......................         24,458          16,568

Long-term debt and capital leases, net of current
  portion ................................................          1,280           3,633
Deferred facilities rent .................................             40              57
                                                                ---------       ---------
          Total liabilities ..............................         25,778          20,258
                                                                ---------       ---------

Commitments and contingencies (Note 7)

Shareholders' equity:

     Preferred stock, no par value:
            Authorized -- 5,000,000 shares
            Outstanding -- no shares .....................             --              --

     Common stock, no par value:
            Authorized -- 100,000,000 shares
            Outstanding -- 51,546,412 and 44,912,773
              shares at December 31, 2000 and 1999,
              respectively ...............................        503,667         146,490

     Note receivable from shareholder ....................             --            (800)
     Deferred stock compensation .........................         (1,933)         (3,730)
     Accumulated other comprehensive income ..............            823              --
     Accumulated deficit .................................       (106,582)        (96,404)
                                                                ---------       ---------
          Total shareholders' equity .....................        395,975          45,556
                                                                ---------       ---------
          Total liabilities and shareholders' equity .....      $ 421,753       $  65,814
                                                                =========       =========

          The accompanying notes are an integral part of these consolidated financial statements.

                                NETRO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                     2000           1999           1998
                                                   --------       --------       --------
Revenues ....................................      $ 68,527       $ 18,185       $  5,438
Cost of revenues ............................        52,096         14,874          9,640
                                                   --------       --------       --------

Gross profit (loss) .........................        16,431          3,311         (4,202)
                                                   --------       --------       --------

Operating expenses:
    Research and development ................        24,265         19,307         16,143
    Sales and marketing .....................        10,455          5,794          4,819
    General and administrative ..............         9,812          6,259          3,968
    Amortization of deferred stock
      compensation ..........................         1,064          1,104             --
                                                   --------       --------       --------

          Total operating expenses ..........        45,596         32,464         24,930
                                                   --------       --------       --------

Loss from operations ........................       (29,165)       (29,153)       (29,132)

Other income, net
    Interest income .........................        20,112          1,522          1,260
    Interest expense ........................        (1,125)        (1,169)          (956)
                                                   --------       --------       --------

          Total other income, net ...........        18,987            353            304
                                                   --------       --------       --------

Net loss ....................................      $(10,178)      $(28,800)      $(28,828)
                                                   ========       ========       ========


Basic and diluted net loss per share ........      $  (0.21)      $  (1.31)      $  (4.07)
                                                   ========       ========       ========
Shares used to compute basic and diluted
    net loss per share ......................        49,639         21,988          7,087
                                                   ========       ========       ========
Pro forma basic and diluted net loss per
    share....................................                       $(0.71)
                                                                  ========
Shares used to compute pro forma basic
    and diluted net loss per share...........                       40,616
                                                                  =========



          The accompanying notes are an integral part of these consolidated financial statements.

                                NETRO CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       CONVERTIBLE                                  NOTE
                                                     PREFERRED STOCK         COMMON STOCK         RECEIVABLE     DEFERRED
                                                   -------------------   ---------------------      FROM          STOCK
                                                   SHARES      AMOUNT      SHARES       AMOUNT   SHAREHOLDER   COMPENSATION
                                                   ------      ------      ------       ------   -----------   ------------
BALANCE, DECEMBER 31, 1997                        25,711,771  $ 65,437    8,078,957  $     344       $    -        $     -
Net loss and comprehensive loss                            -         -            -          -            -              -
Exercise of stock options for cash                         -         -      389,677        226            -              -
Issuance of Common Stock for cash                          -         -        5,396         11            -              -
Repurchase of Common Stock for cash                        -         -     (343,792)      (157)           -              -
Issuance of Common Stock for note receivable               -         -      400,000        800         (800)             -
Issuance of Series D Convertible Preferred
   Stock for cash, net of issuance costs of $84    2,020,464    15,636            -          -            -              -
                                                 -----------   -------     --------  ---------       ------        -------

BALANCE, DECEMBER 31, 1998                        27,732,235    81,073    8,530,238      1,224         (800)             -
Net loss and comprehensive loss
Exercise of stock options for cash                         -         -      731,124        757            -              -
Deferred stock compensation                                -         -            -      4,834            -         (4,834)
Repurchase of Common Stock for cash                        -         -      (21,666)        (4)           -              -
Issuance of Series D Convertible Preferred
   Stock for cash, net of issuance costs of $48    2,149,254    16,673            -          -            -              -
Issuance of Series D Convertible
   Preferred Stock for services rendered              20,794       162            -          -            -              -
Issuance of Common Stock in initial
   public offering, net of issuance costs                  -         -    5,750,000     41,605            -              -
Conversion of preferred stock to Common
   Stock in connection with the IPO              (29,902,283)  (97,908)  29,902,283     97,908            -              -
Issuance of Common Stock for services rendered             -         -       20,794        166            -              -
Amortization of deferred stock compensation                -         -            -          -            -          1,104
                                                 -----------   -------     --------  ---------       ------        -------

BALANCE, DECEMBER 31, 1999                                 -         -   44,912,773    146,490         (800)        (3,730)
Net loss                                                   -         -            -          -            -              -
Unearned gain on held securities                           -         -            -          -            -              -


          Comprehensive loss


Repayment of note from shareholder                         -         -            -          -          800              -
Exercise of stock options for cash                         -         -    1,905,062      3,953            -              -
Shares issued under ESPP Plan                              -         -      240,092      1,664            -              -
Repurchase of Common Stock for cash                        -         -      (15,626)       (31)           -              -
Issuance of Common Stock in public
   offering, net of issuance costs                         -         -    4,504,111    352,324            -              -
Amortization of deferred stock compensation                -         -            -       (733)           -          1,797
                                                 -----------   -------     --------  ---------       ------        -------

BALANCE, DECEMBER 31, 2000                                 -  $      -   51,546,412  $ 503,667          $ -       $ (1,933)
                                                 ===========  ========   ==========  =========         ====       =========



                                                    ACCUMULATED
                                                       OTHER                                             TOTAL
                                                   COMPREHENSIVE     ACCUMULATED     COMPREHENSIVE    SHAREHOLDERS'
                                                       INCOME          DEFICIT          INCOME          EQUITY
                                                       ------          -------          ------          ------
BALANCE, DECEMBER 31, 1997                              $   -        $  (38,776)                        $ 27,005
Net loss and comprehensive loss                             -           (28,828)         (28,828)        (28,828)
                                                                                         =======
Exercise of stock options for cash                          -                 -                              226
Issuance of Common Stock for cash                           -                 -                               11
Repurchase of Common Stock for cash                         -                 -                             (157)
Issuance of Common Stock for note receivable                -                 -                                -
Issuance of Series D Convertible Preferred                                                                     -
   Stock for cash, net of issuance costs of $84             -                 -                           15,636
                                                        -----        ----------                        ---------

BALANCE, DECEMBER 31, 1998                                  -           (67,604)                          13,893
Net loss and comprehensive loss                                         (28,800)         (28,800)        (28,800)
                                                                                         =======
Exercise of stock options for cash                          -                 -                              757
Deferred stock compensation                                 -                 -                                -
Repurchase of Common Stock for cash                         -                 -                               (4)
Issuance of Series D Convertible Preferred                                                                     -
   Stock for cash, net of issuance costs of $48             -                 -                           16,673
Issuance of Series D Convertible
   Preferred Stock for services rendered                    -                 -                              162
Issuance of Common Stock in initial
   public offering, net of issuance costs                   -                 -                           41,605
Conversion of preferred stock to Common
   Stock in connection with the IPO                         -                 -                                -
Issuance of Common Stock for services rendered              -                 -                              166
Amortization of deferred stock compensation                 -                 -                            1,104
                                                        -----        ----------                        ---------

BALANCE, DECEMBER 31, 1999                                  -           (96,404)                          45,556
Net loss                                                    -           (10,178)         (10,178)        (10,178)
Unearned gain on held securities                          823                 -              823             823
                                                                                         -------

          Comprehensive loss                                                              (9,355)
                                                                                         =======

Repayment of note from shareholder                          -                 -                              800
Exercise of stock options for cash                          -                 -                            3,953
Shares issued under ESPP Plan                               -                 -                            1,664
Repurchase of Common Stock for cash                         -                 -                              (31)
Issuance of Common Stock in public                                                                             -
   offering, net of issuance costs                          -                 -                          352,324
Amortization of deferred stock compensation                 -                 -                            1,064
                                                        -----        ----------                        ---------

BALANCE, DECEMBER 31, 2000                              $ 823        $ (106,582)                       $ 395,975
                                                        =====        ===========                       =========



          The accompanying notes are an integral part of these consolidated financial statements.

                                NETRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        2000           1999            1998
                                                                     ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................      $ (10,178)      $ (28,800)      $ (28,828)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization ..........................          2,383           2,789           3,065
       Provision for doubtful accounts ........................            800              78             462
       Loss on disposal of fixed assets .......................             90              --              --
       Amortization of deferred stock compensation ............          1,064           1,104              --
       Non-cash issuance of preferred stock ...................             --             328              --
       Changes in operating assets and liabilities:
         Trade accounts receivable ............................         (7,407)         (5,853)            545
         Inventory ............................................        (20,085)         (3,594)           (388)
         Prepaid expenses and other ...........................         (8,147)           (513)           (159)
         Trade accounts payable, accrued liabilities and
           other ..............................................          8,454           5,385            (566)
                                                                     ---------       ---------       ---------
         Net cash used in operating activities ................        (33,026)        (29,076)        (25,869)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements ..........         (4,800)         (1,724)         (3,183)
   Purchase of equity investment ..............................           (450)             --              --
   Purchases of marketable securities .........................       (406,960)        (72,952)        (34,085)
   Maturities of marketable securities ........................        173,670          44,099          35,089
                                                                     ---------       ---------       ---------
         Net cash used in investing activities ................       (238,540)        (30,577)         (2,179)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and
      sale-leaseback transactions .............................          1,083           5,833           4,553
   Payments on notes payable and capital leases ...............         (4,017)         (3,855)         (1,795)
   Proceeds from issuance of Preferred Stock, net of
      issuance costs ..........................................             --          16,673          15,636
   Proceeds from issuance of Common Stock, net of issuance
      costs ...................................................        357,941          42,362             237
   Repayments of notes receivable from shareholder ............            800              --              --
   Repurchase of Common Stock .................................            (31)             (4)           (157)
                                                                     ---------       ---------       ---------
         Net cash provided by financing activities ............        355,776          61,009          18,474
                                                                     ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........         84,210           1,356          (9,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................          7,450           6,094          15,668
                                                                     ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $  91,660       $   7,450       $   6,094
                                                                     =========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest .....................................      $   1,045       $   1,016       $     802
   Non-cash transactions:
        Notes receivable from the issuance of Common Stock ....             --              --       $     800
        Conversion of Preferred Stock to Common Stock in
          connection with IPO .................................             --       $  97,908              --


          The accompanying notes are an integral part of these consolidated financial statements.

                                NETRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS:

     Netro Corporation (collectively, with its subsidiaries, the "Company") was incorporated in California on November 14, 1994. Netro is a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access. Netro's AirStar broadband access system derives its price-performance benefits from dynamic bandwidth allocation and a point-to-multipoint architecture that provides integrated voice and high-speed packet data services. The Company operates in one business segment.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries in Germany, France and Israel. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

     The functional currency of the Company's subsidiaries is the local currency. Gains and losses resulting from the translation of the financial statements into U.S. dollars have not been material to date.

     Foreign exchange gains and losses resulting from foreign currency transactions were not material in any of the periods presented.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months.

Marketable Securities:

     The Company classifies its marketable securities as either "available-for-sale" or "held-to-maturity." "Available-for-sale" securities are stated at fair value, with unrealized gains and losses recorded as Accumulated other comprehensive income, while "held-to-maturity" securities are stated at amortized cost. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     At December 31, 2000 and 1999, marketable securities consisted of the following (in thousands):

                                                                            UNREALIZED
                                                                      ----------------------
                                                  AMORTIZED COST        GAINS        LOSSES      FAIR VALUE
                                                  --------------      --------      --------     ----------
2000

Available-for-sale:
    Commercial Paper                                    $154,054      $     27      $    (26)      $154,055
    Corporate Bonds                                       76,907           501            (4)        77,404
    Government Securities                                 96,621           333            (8)        96,946
    Time Deposits and Other Bank Obligations              18,349            --            --         18,349
                                                        --------      --------      --------       --------
TOTAL AVAILABLE-FOR-SALE                                 345,931           861           (38)       346,754
                                                        ========      ========      ========       ========

HELD-TO-MATURITY
    U.S. Government Securities                             4,020            --            --          4,020
                                                        --------      --------      --------       --------
TOTAL HELD-TO-MATURITY                                     4,020            --            --          4,020
                                                        ========      ========      ========       ========

1999

HELD-TO-MATURITY
    U.S. Government Securities                            37,887            --            --         37,887
                                                        --------      --------      --------       --------
TOTAL HELD-TO-MATURITY                                    37,887            --            --         37,887
                                                        ========      ========      ========       ========

     "Held-to-maturity" marketable securities matured in January 2001. The contractual maturities of "available-for-sale" marketable securities are as follows:

                                              FAIR VALUE
                                              ----------
                              0-1 year                286,929
                              1-2 year                 59,825
                                                      -------
                                                      346,754
                                                      =======

     Approximately $78,855,000 of the total marketable securities were included in cash and cash equivalents at December 31, 2000. The remainder was classified as short-term marketable securities or long-term marketable securities. Approximately $3,336,000 of accrued interest was also included in short-term and long-term marketable securities at December 31, 2000. There were no marketable securities included in cash and cash equivalents at December 31, 1999.

Inventory

     Inventory, which includes material and labor costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                                                 DECEMBER 31,   DECEMBER 31,
                                                    2000            1999
                                                 ------------   ------------
                  Raw materials...............    $ 8,118         $3,865
                  Work-in-process.............      3,840          2,185
                  Finished goods..............     16,036          1,859
                                                 -----------    -----------
                                                  $27,994         $7,909
                                                 ===========    ===========

Equipment and Leasehold Improvements

     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are recorded at cost and are amortized over the estimated lives of the improvements or the term of the lease, whichever is shorter. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

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

Revenue Recognition

     The Company recognizes revenue pursuant to Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements." Accordingly, revenues from product sales are generally recognized when all of the following conditions are met: the product has shipped, an arrangement exists with the customer and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs.

Research and Development

     Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead. The Company received no third-party research and development funding in 2000 and $625,000 in 1999. The Company offset research and development expenses with the funding when agreed-upon milestones were met.

Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share

     Historical net loss per share was calculated under SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was as follows:

                                        YEARS ENDED DECEMBER 31,
                               ------------------------------------------
                                  2000           1999           1998
                               -----------    -----------   -------------
Options.....................   4,893,563      4,408,949     32,453,093
Warrants....................      57,028         57,028         37,747
                               -----------    -----------   -------------
                               4,950,591      4,465,977     32,490,840
                               ===========    ===========   =============


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

     The following table presents the calculation of historical and pro forma net loss per share (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                     2000           1999           1998
                                                   --------       --------       --------
HISTORICAL:
Net loss ....................................      $(10,178)      $(28,800)      $(28,828)
                                                   ========       ========       ========
   Weighted average shares of common stock
     outstanding ............................        49,639         22,059          8,227
   Less: Weighted average shares of common
     stock subject to repurchase ............            --            (71)        (1,140)
                                                   --------       --------       --------
   Weighted average shares used to compute
     basic and diluted net loss per share ...        49,639         21,988          7,087
                                                   ========       ========       ========
   Basic and diluted net loss per share .....      $  (0.21)      $  (1.31)      $  (4.07)
                                                   ========       ========       ========

PRO FORMA:
   Net loss..................................                     $(28,800)
                                                                  ========
   Shares used above.........................                       21,988
   Pro forma adjustment to reflect weighted
     average effect of assumed conversion of
     convertible preferred stock ............                       18,628
                                                                  --------
   Weighted average shares used to compute pro
     forma basic and diluted net loss per share                     40,616
                                                                  ========
   Pro forma basic and diluted net loss per
     share...................................                     $  (0.71)
                                                                  ========

Stock-Based Compensation Plans

     Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options.

     In March 2000, the Financial Accounting Standards Board issued Financial Standards Board Interpretation No. 44. "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN 44"). FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for APB No. 25 purposes, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

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

3.  CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, short-term marketable securities and long-term marketable securities. As of December 31, 2000 and 1999, approximately 94% and 85%, respectively, of the Company's trade accounts receivable balance was represented by two customers and three customers, respectively. Although the Company does not require collateral on accounts receivable because the majority of the Company's customers are large, well-established companies, it requires standby letters of credits or prepayments on certain sales to foreign and smaller companies. The Company provides reserves for credit losses and such losses have been insignificant in all periods presented in the accompanying consolidated financial statements. With respect to cash equivalents, short-term marketable securities and long-term marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Equipment and leasehold improvements consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
Engineering and test equipment ......................      $ 11,381       $  9,126
Office and computer equipment .......................         3,618          3,182
Furniture and fixtures ..............................           439            461
Leasehold improvements ..............................           281            246
                                                           --------       --------
                                                           $ 15,719       $ 13,015
Less: Accumulated depreciation and amortization .....        (8,823)        (8,446)
                                                           --------       --------
Equipment and leasehold improvements, net ...........      $  6,896       $  4,569
                                                           ========       ========

5.  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                                  DECEMBER 31,
                                               ------------------
                                                2000        1999
                                               ------      ------
Accrued payroll and related benefits ....      $2,915      $1,494
Warranty reserve ........................       2,824       1,264
Customer deposits .......................         503         858
Other ...................................       2,917       1,124
                                               ------      ------
          Total .........................      $9,159      $4,740
                                               ======      ======

6.  DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):

                                                       DECEMBER 31,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
Borrowings under bank line of credit ......      $  3,568       $  4,338
Secured note payable to lender, due in
  monthly installments of $90,942 with
  interest at 12.5% .......................           975          1,882
Capital leases, due through 2003 ..........         2,920          4,177
                                                 --------       --------
                                                    7,463         10,397
Less: current portion .....................        (6,183)        (6,764)
                                                 --------       --------
                                                 $  1,280       $  3,633
                                                 ========       ========

     In January 1998, the Company entered into a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in September 1999 and December 2000 and expires in January 2002. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's outstanding trade accounts receivable and inventory. The borrowings under the line are due in January 2002 and accrue interest at the 30-day LIBOR rate plus 1.5% or the bank's prime rate, at the Company's option. The 30-day LIBOR rate at December 31, 2000 was 8.8% and the bank's prime rate at December 31, 2000 was 9.5%. Under the agreement, the Company must comply with certain financial and other covenants.

     As of December 31, 2000, borrowings outstanding under this agreement were $3,568,000 and amounts utilized for outstanding letters of credit were $240,000.

     In 1997, the Company borrowed $3,750,000 from a lender to finance purchases of fixed assets. The loan accrues interest at 12.5% per annum from the date of borrowing, and is secured by a purchase money lien on the equipment financed. The remaining principal of $975,000 is due in 2001.

     A significant portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The cost of equipment under capital leases included in property and equipment at December 31, 2000 and 1999 was approximately $5,793,000 and $6,590,000, respectively.

     In March 1999, the Company entered into an equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of December 31, 2000, the Company had borrowed approximately $2,335,000 against this agreement. The Company's right to make additional borrowings under this lease line expired in June 2000. See Note 9 for information regarding warrants issued as part of this agreement.

     Future minimum lease payments under all noncancelable capital lease agreements as of December 31, 2000, are summarized as follows (in thousands):

   2001 .......................................................        1,959
   2002 .......................................................        1,251
   2003 .......................................................           65
                                                                     -------
   Total minimum lease payments ...............................        3,275
   Less: amount representing interest at 10.3% to 13.8% .......         (355)
                                                                     -------
   Present value of lease payments ............................      $ 2,920
                                                                     =======

7.  COMMITMENTS AND CONTINGENCIES:

Commitments

     The Company leases its facilities and certain equipment under noncancelable operating lease agreements expiring at various dates through 2002. Future minimum lease payments under all noncancelable operating lease agreements as of December 31, 2000, are summarized as follows (in thousands):

                  2001 .........................       902
                  2002 .........................         7
                                                      ----
                                                      $909
                                                      ====

     Rent expense for the operating leases was approximately $1,401,000, $1,361,000 and $922,000 in 2000, 1999, and 1998, respectively.

     The Company had outstanding a standby letter of credit of $240,000 to secure the Company's warranty obligations to one customer relating to a discontinued product. The letter of credit is secured by a certificate of deposit for $125,000. The letter of credit is subject to draw if the Company fails to meet its obligation for liquidated damages to the customer for downtime.

     In January 1999, the Company entered into an engineering service agreement with one of its vendors for $728,000, which is payable in cash or stock at the option of the Company. As of December 31, 2000, the Company had issued 41,588 shares of Common Stock with a value of $328,000. In November 1999, the Company agreed to pay the remaining future obligations under this agreement in cash.

      The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of December 31, 2000, we had committed to make purchases totaling $11.0 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

Contingencies

      In 1999, the Company reached a settlement agreement and mutual release with a former contract manufacturer. Under the settlement the Company purchased certain component inventory for cash. This settlement is within amounts previously reserved for this purpose in the Company's financial statements.

Also in October 2000, the Company experienced a theft of approximately $2 million of inventory of which a substantial portion has been recovered. The net losses are believed to be fully covered by insurance.

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

9.  CAPITAL STOCK:

Public Offerings

     On August 24, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock at a public offering price of $8 per share. The offering resulted in net proceeds to the Company of $41.6 million. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 29,902,283 shares of common stock.

     On March 17, 2000, the Company completed a public offering for the sale of 6,000,000 shares of common stock at a price of $82.50 per share. Of the 6,000,000 shares offered, the Company sold 4,504,111 shares and selling shareholders sold 1,495,889 shares. The offering resulted in net proceeds to the Company of $352.3 million.

Capital Stock

     The Company's capital stock is divided into two classes: Common Stock and Preferred Stock.

     At December 31, 2000, 8,018,033 shares of Common Stock were reserved for issuance, including 7,961,005 shares for issuance under the Company's stock option plans, and 57,028 shares issuable upon the exercise of warrants to purchase Common Stock.

     During 1998, the Company issued 400,000 shares of Common Stock in exchange for a full recourse note in the amount of $800,000. The note bore interest at 5.44% per annum and was repaid in February 2000.

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock. The board of directors will have the authority, without any further vote or action by the shareholders:

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

Stock Option Plans

2000 Non-Executive Stock Option Plan

     The 2000 non-executive stock option plan was adopted by the Board of Directors in February 2000 and, unless terminated earlier by the Board of Directors, will terminate in February 2010. It does not require shareholder approval. The 2000 non-executive stock option plan provides for the grant of nonstatutory stock options to non-executive employees of and consultants to the Company. The purposes of the 2000 non-executive stock option plan are: to attract and retain the best available personnel; to provide additional incentives to our non-executive employees and consultants; and to promote the success of the Company. The Company has reserved 2,000,000 shares for issuance under the 2000 non-executive stock option plan, of which 179,000 shares remained available for future grant as of December 31, 2000.

     The compensation committee currently administers the 2000 non-executive stock option plan. The administrator of the plan determines: the number of shares subject to options, provided that no individual employee may receive option grants for more than 1,000,000 shares; vesting schedules, which are typically 1/4(th) after one year and 1/48(th) per month thereafter; exercise prices, which must be at least 85% of the fair market value of our common stock; the term of the options, which may not exceed ten years; and the transferability of the options, which are generally non-transferable other than by will or the laws of descent or distribution, unless otherwise determined by the administrator. Options granted under the 2000 non-executive stock option plan are only nonstatutory stock options. Executive officers of the Company may not receive grants under the plan.

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

1999 Executive Stock Plan

     The 1999 Executive Stock Plan was adopted by the board of directors in April 1999 and approved by the shareholders in May 1999. A total of 1,195,000 shares of common stock has been reserved for issuance under the 1999 Executive Stock Plan, of which 84,000 shares remained available for future option grants as of December 31, 2000. Unless terminated earlier, the 1999 Executive Stock Plan will terminate in April 2009. The 1999 Executive Stock Plan does not impose an annual limitation on the number of shares subject to options that may be issued to any individual employee.

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

1997 Directors' Stock Option Plan

     The 1997 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in December 1997, amended in June 1999, and further amended in May 2000. A total of 300,000 shares of common stock has been reserved for issuance under the Directors' Plan, of which options to purchase 139,000 shares remained available for future option grant as of December 31, 2000. Under the Directors' Plan, as amended, each individual who first becomes a non-employee director after the effective date of the amendment will receive an automatic initial grant of an option to purchase 50,000 shares of common stock upon appointment or election. Initial grants to non-employee directors will vest in four equal annual installments. The Directors' Plan also provides for annual grants of options to purchase 12,500 shares of common stock on the first day of each fiscal year to each non-employee director who has served on the Board of Directors for at least six months. The annual grants to non-employee directors will vest in full on the fourth anniversary of the date of grant. The per share exercise price of all stock options granted under the Directors' Plan must be equal to the fair market value of a share of the Company's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. However, unvested options will terminate when the optionee ceases to serve as a director and vested options will terminate if they are not exercised within 12 months after the director's death or disability or within 90 days after the director ceases to serve as a director for any other reason.

1995 and 1996 Stock Option Plans

     During 1996, the Company established the 1996 Stock Option Plan (the "1996 Plan"). All shares previously available for issuance under the Company's 1995 Stock Option Plan are reserved for issuance under the 1996 Plan. As of December 31, 2000, 8,800,000 shares of Common Stock had been authorized for issuance under the 1995 and 1996 Plan, of which 209,000 shares remained available for future option grants. Under the 1996 Plan, the Company may grant incentive stock options or nonstatutory stock options to employees, officers, directors and consultants at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that nonstatutory stock options may be granted at 85% of such fair market value. Options granted generally become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. However, at the discretion of management, the optionee may have the immediate right to exercise the option subject to a restricted stock agreement that gives the Company the right to repurchase unvested shares at the original issuance price in the event of termination of employment. The maximum term of a stock option under the plans is ten years, but if the optionee at the time of grant has voting power of more than 10% of the Company's outstanding capital stock, the maximum term is five years. The number of shares reserved for issuance under the 1996 stock option plan will be subject to an automatic annual increase on the first day of each year beginning from 2001 through 2005 equal to the least of: 1) 750,000 shares, 2) 3% of our outstanding common stock on the last day of the immediately preceding fiscal year or 3) a number of shares determined by the administrator.

     The following table summarizes option activity under all option plans including the 2000 Non-Executive Stock Option Plan, the 1997 Director Stock Option Plan, the 1999 Executive Stock Option Plan and the 1995 and 1996 Stock Option Plans:

                                                                 OPTIONS OUTSTANDING
                                                          -------------------------------
                                                                              WEIGHTED
                                           OPTIONS                            AVERAGE
                                          AVAILABLE         SHARES         EXERCISE PRICE
                                         ----------       ----------       --------------
Balance at December 31, 1997 ......         848,300        4,037,325       $     1.360

Authorized ........................         500,000               --               --
Granted ...........................      (1,605,800)       1,605,800             2.000
Exercised .........................              --         (389,677)            0.579
Terminated ........................         570,337         (570,337)            1.555
Unvested shares repurchased .......         248,667               --             0.064
                                         ----------       ----------

Balance at December 31, 1998 ......         561,504        4,683,111             1.621

Authorized ........................       3,315,284               --               --
Granted ...........................      (3,689,510)       3,689,510            11.835
Exercised .........................              --         (731,124)            1.020
Terminated ........................         797,037         (797,037)            1.880
Unvested shares repurchased .......          21,666               --             0.194
                                         ----------       ----------

Balance at December 31, 1999 ......       1,005,981        6,844,460       $     7.178

Authorized ........................       2,000,000               --               --
Granted ...........................      (3,182,668)       3,182,668            37.025
Exercised .........................              --       (1,905,062)
Terminated ........................         771,848         (771,848)            2.073
Unvested Shares Repurchased .......          15,626               --            18.347
                                         ----------       ----------

Balance at December 31, 2000 ......         610,787        7,350,218       $    20.424
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

     The following table summarizes information about stock options outstanding at December 31, 2000:

                               OPTIONS OUTSTANDING
                    ------------------------------------------    NUMBER
                       EXERCISE                    CONTRACTUAL  VESTED AND
                        PRICES          NUMBER        LIFE      EXERCISABLE
                    ---------------   -----------  -----------  ------------
                           $0.045         21,000    4.6 years        21,000
                            $0.20         76,884    5.4 years        76,884
                      $1.00-$1.50        102,501    5.9 years       101,218
                            $2.00      1,742,117    7.0 years     1,015,567
                            $3.50        997,350    7.4 years       490,266
                      $7.00-$8.00        527,147    8.5 years       157,483
                    $14.50-$19.56        988,738    9.9 years            --
                    $21.81-$28.00        326,631    9.3 years        36,844
                    $34.31-$51.25      2,051,400    9.2 years        14,043
                    $54.38-$80.00        510,550    9.6 years            --
                           $82.69          5,900    9.3 years            --
                                       ---------                  ---------
                                       7,350,218                  1,913,305
                                       =========                  =========

     In January 1996, the Company adopted the provisions of SFAS No. 123, which calls for companies to measure employee stock compensation expense based on the fair value method of accounting. As allowed by SFAS No. 123, the Company elected the continued use of APB Opinion No. 25, with pro forma disclosure of net loss determined as if the fair value method had been applied in measuring compensation cost. Had compensation cost for the Company's stock based compensation awards been determined under the fair value method consistent with SFAS No. 123, the Company's net loss would have resulted in the following pro forma amounts (in thousands, except per share data):

                                                    YEARS ENDED DECEMBER 31,
                                               -----------------------------------
                                                  2000        1999        1998
                                               -----------  ----------  ----------
                As Reported:
                  Net loss...................   $(10,178)   $(28,800)   $(28,828)
                  Net loss per share.........      (0.21)      (1.31)      (4.07)
                Pro Forma:
                  Net loss...................    (27,000)    (30,273)    (29,079)
                  Net loss per share.........      (0.54)      (1.38)      (4.10)

                Weighted average fair value
                of options granted during the
                year.........................       69.45      18.78        2.48

                Weighted average fair value
                of purchase rights granted
                during the year  under the
                employee stock purchase plan        21.55       2.97          --

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                      YEAR ENDED       SIX MONTHS ENDED     SIX MONTHS ENDED        YEAR ENDED
                                   DECEMBER 31, 1998     JUNE 30, 1999      DECEMBER 31, 1999    DECEMBER 31, 2000
                                   -----------------   ----------------     -----------------    -----------------
Risk-free interest rate ......       5.03% - 6.70%       5.03% - 6.70%       5.87% - 6.09%       5.72% - 6.68%
Average Expected Life
of Option ....................         5 years             5 years             4 years             4 years
Dividend Yield ...............            0%                  0%                  0%                  0%
Volatility of Common
Stock ........................          0.01%               0.01%               90.0%              157.5%

     The fair value of purchase rights granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               YEAR ENDED DECEMBER 31,
                                            -----------------------------
                                                2000              1999
                                            -------------      ----------
Risk-free interest rate ..............      5.89% - 6.31%           5.04%
Average expected life of option ......          0.5 years       0.5 years
Dividend yield .......................                 0%              0%
Volatility of Common Stock ...........             157.5%           90.0%

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

Deferred Stock Compensation

     In connection with the grant of stock options to purchase 2,338,550 shares of common stock with a weighted average exercise price of $2.84 per share to employees during 1998 and 1999, the Company recorded deferred compensation of $4,834,000, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was $1,064,000 and $1,104,000 in 2000 and 1999, respectively. Amortization expense related to deferred stock compensation was immaterial in 1998. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

Warrants

     In connection with the Company's capital lease financing arrangements, the Company issued warrants to its lessors as follows:

                                   YEAR        SHARE      EXERCISE
CLASS OF STOCK                    GRANTED     AMOUNT       PRICE
--------------                    -------     ------      --------
Series C Preferred Stock .....      1997      28,750      $   7.00
Series D Preferred Stock .....      1998       8,997      $   7.78
Series D Preferred Stock .....      1999      19,281      $   7.78

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

     All of the outstanding warrants to purchase Preferred Stock were converted upon completion of the Company's initial public offering into warrants to purchase shares of Common Stock on a one for one basis. As of December 31, 2000, none of these warrants had been exercised.

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

     The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows:

                                         YEARS ENDED DECEMBER 31,
                                     ---------------------------------
                                       2000        1999        1998
                                     ---------   ---------   ---------
Federal statutory rate............       (34)%       (34)%       (34)%
State taxes, net of federal
  benefit.........................        (6)         (6)         (6)
Change in valuation allowance.....        40          40          40
                                     ---------   ---------   ---------
                                           --%         --%         --%
                                     =========   =========   =========

     The major components of the net deferred tax asset were as follows (in thousands):

                                                   DECEMBER 31,
                                            -----------------------
                                              2000           1999
                                            --------       --------
Net operating losses:
  Federal ............................      $ 31,210       $ 28,723
  State ..............................         1,314          1,412
Tax credit carryforwards .............         6,775          4,551
Cumulative temporary differences:
  Reserves ...........................         2,122          1,474
  Research and development costs .....         2,709          2,070
  Start-up costs .....................           508            508
  Other ..............................         2,848          1,211
                                            --------       --------
      Total deferred tax asset .......        47,486         39,949
Valuation allowance ..................       (47,486)       (39,949)
                                            --------       --------
      Net deferred tax asset .........      $     --       $     --
                                            ========       ========

     The Company has established a valuation allowance for the total deferred tax asset because, given the Company's limited operating history and accumulated deficit, it is uncertain that the deferred tax asset will be realized.

     As of December 31, 2000, the Company had Federal and State net operating loss carry forwards of approximately $91,795,033 and $22,530,002, respectively. The Company's net operating loss carry forwards expire at various dates through 2021. Under current tax law, the net operating loss and tax credit carry forwards available for use in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

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

     The Company sells its products indirectly through worldwide system integrators and local resellers in addition to through a direct sales force. Revenue by country based on sales to those customers before distribution to the end customer was as follows:

                               YEARS ENDED
                              DECEMBER 31,
                         ----------------------
                         2000     1999     1998
                         ----     ----     ----
United States ......      88%      57%      24%
Germany ............      --       --        2%
Austria ............      --       --       27%
United Kingdom .....      --       10%      16%
Italy ..............      --        7%      15%
Israel .............      --        2%      10%
Saudi Arabia .......      --       10%      --
Other ..............      12%      14%       6%

   The following customers accounted for 10% or more of revenues in the periods indicated:

                                        YEARS ENDED
                                        DECEMBER 31,
                                   ---------------------
                                   2000    1999     1998
                                   ----    ----     ----
Customer A ...................      --       *       27%
Customer B ...................      86%     57%      16%
Customer C ...................      --       *       15%
Customer D ...................      *        *       10%
Customer E ...................      *       10%       *
Customer F ...................      *       10%       *

    * Customer below 10% of revenues

12. SUBSEQUENT EVENT

     In March 2001, the Company announced a plan, under which employees holding options to purchase the Company's common stock may opt to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares will be granted in November 2001 with an exercise price equal to the fair value of the Company's common stock on the date of the new grant, provided that the participant has not terminated employment prior to such time (the "Cancel and Re-grant Program"). Options granted under the Cancel and Re-grant Program will vest according to the original vesting terms, which are typically 1/4(th) after one year and 1/48(th) per month thereafter, beginning at the date of cancellation. All other terms of options granted under the Cancel and Re-grant Program will be substantially the same as the cancelled options.

     In January 2001, the Company's Board of Directors approved a resolution to reserve an additional 1,500,000 shares for issuance under the 2000 non-executive stock option plan.

     Subsequent to December 31, 2000, a customer of the Company has asserted that it is investigating whether it is entitled to credits for certain purchases made during 2000. The customer has not quantified the amounts of such potential credits in its assertion. The Company does not believe that the customer is entitled to any such credits.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

     The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     (1)    FINANCIAL STATEMENTS

               The financial statements (including the Notes thereto) listed in the Index to Consolidated Financial Statements are included in
               Item 8 of Part II of this Form 10-K

        (2)    FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedule is included herein:

               Schedule II -- Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3)    EXHIBITS

         3.3*             Amended and Restated Articles of Incorporation of the
                          Registrant.

         3.4*             Amended and Restated Bylaws of the Registrant.

         3.4.1 Certificate of Amendment of Bylaws of the Registrant, dated as of April 28, 2000.

         4.1*             Form of the Registrant's common stock certificate.

        10.1*             Form of Indemnification Agreement.

        10.2* 1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

        10.3* 1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

        10.4**** 1997 Directors' Stock Option Plan, as amended, and form of stock option agreement.

        10.5* 1999 Executive Stock Plan and form of subscription agreement.

        10.6* 1999 Employee Stock Purchase Plan and form of subscription agreement.

        10.7* 1997 Directors' Stock Option Plan, as amended, and form of stock option agreement.

        10.8*** 2000 Non-Executive Option Plan and form of stock option agreement.

        10.9* Lease between Sobrato Interests II et al. and Pyramid Technology Corporation dated August 29, 1979, and first amendment.

        10.9.1* Sublease between Registrant and Siemens Pyramid Information Systems, Inc. dated December 15, 1997 and amendment.

        10.9.2*           Landlord's consent to sublease.

        10.10(+)*         Global OEM Purchase Agreement between Registrant and
                          Lucent Technologies Inc.

        10.11(+)*         Manufacturing Agreement between Registrant and
                          Solectron California Corporation, dated May 31, 1998.

        10.12(+)*         Manufacturing and Engineering Services Agreement
                          between Registrant and Microelectronics Technology
                          Inc., dated January 11, 1999 and first amendment.

        10.12.1 (++)***   Amendment Agreement to the Manufacturing and
                          Engineering Services Agreement between the
                          Company and Microelectronics Technology, Inc.,
                          Dated August 29, 2000.

        10.13(+)*         OEM Agreement between Registrant and Cisco Systems,
                          Inc., dated as of December 7, 1998.

        10.13.1(+)*       Technology Agreement between Registrant and Cisco
                          Systems, Inc., dated as of December 7, 1998.

        10.13.2**         Amendment No. 1 to OEM Agreement between Registrant
                          and Cisco Systems, Inc., dated as of January 20, 2000.

        10.13.3 Amendment No. 2 to OEM Agreement between Registrant and Cisco Systems, Inc., dated June 30, 2000.

        10.13.4 Amendment No. 3 to OEM Agreement between Registrant and Cisco Systems, Inc., dated March 15, 2001.

        10.14* Employment Agreement between Registrant and Gideon Ben-Efraim, and amendment.

        10.15*            Form of Change-of-Control Agreement.

        10.16*** Preferred Stock Purchase Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.

        10.17(++)***      Option Agreement between the Company and Bungee
                          Communications, Inc., dated October 27, 2000.

        21.1              Subsidiaries of the Registrant.

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

*** Incorporated by reference to our quarterly filing on Form 10-Q (File No. 000-26963) initially filed with the SEC on November 14, 2000.

**** Incorporated by reference to our proxy statement on Schedule 14A (File No. 000-26963) initially filed with the SEC on April 24, 2000.

+ Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated August 18, 1999.

++ Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated February 16, 2001.

                                NETRO CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                         BALANCE AT      ADDITIONS                     BALANCE AT
                                        THE BEGINNING    CHARGED TO                    END OF THE
                                         OF THE YEAR      EXPENSES     DEDUCTIONS         YEAR
                                        -------------    ----------    ----------    ---------------
Allowance for Doubtful Accounts:
  Year ended December 31, 1998........     $   47          $  462       $   --           $  509
  Year ended December 31, 1999........        509              78          437              150
  Year ended December 31, 2000........     $  150          $  800       $  342           $  608

Reserve for Warranty:
  Year ended December 31, 1998........     $  171          $1,833       $  754           $1,250
  Year ended December 31, 1999........      1,250             621          607            1,264
  Year ended December 31, 2000........     $1,264          $3,406       $1,846           $2,824

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Netro Corporation

Date: March 29, 2001            By:  /s/ Sanjay K. Khare
                                    --------------------------------------------
                                     Sanjay K. Khare
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                             TITLE                        DATE
------------------------------    -----------------------------------   ---------------
    /s/ Gideon Ben-Efraim         Chairman of the Board of              March 29, 2001
------------------------------    Directors and Chief Executive
     (Gideon Ben-Efraim)          Officer (Principal Executive
                                  Officer)

     /s/ Sanjay K. Khare          Vice President and Chief              March 29, 2001
------------------------------    Financial Officer (Principal
      (Sanjay K. Khare)           Financial Officer)

      /s/ Lisa A. Evins           Vice President of Finance             March 29, 2001
------------------------------    (Principal Accounting Officer)
       (Lisa A. Evins)

     /s/ Richard M. Moley         Chairman Emeritus of the Board        March 29, 2001
------------------------------    of Directors
      (Richard M. Moley)

     /s/ Thomas R. Baruch         Director                              March 29, 2001
------------------------------
      (Thomas R. Baruch)

      /s/ Irwin Federman          Director                              March 29, 2001
------------------------------
       (Irwin Federman)

     /s/ Sanford Robertson        Director                              March 29, 2001
------------------------------
      (Sanford Robertson)

     /s/ John L. Walecka          Director                              March 29, 2001
------------------------------
      (John L. Walecka)

     /s/ Robert J. Wynne          Director                              March 29, 2001
------------------------------
      (Robert J. Wynne)

                                  Exhibit List

         3.3*             Amended and Restated Articles of Incorporation of the
                          Registrant.

         3.4*             Amended and Restated Bylaws of the Registrant.

         3.4.1 Certificate of Amendment of Bylaws of the Registrant, dated as of April 28, 2000.

         4.1*             Form of the Registrant's common stock certificate.

        10.1*             Form of Indemnification Agreement.

        10.2* 1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

        10.3* 1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

        10.4**** 1997 Directors' Stock Option Plan, as amended, and form of stock option agreement.

        10.5* 1999 Executive Stock Plan and form of subscription agreement.

        10.6* 1999 Employee Stock Purchase Plan and form of subscription agreement.

        10.7* 1997 Directors' Stock Option Plan, as amended, and form of stock option agreement.

        10.8*** 2000 Non-Executive Option Plan and form of stock option agreement.

        10.9* Lease between Sobrato Interests II et al. and Pyramid Technology Corporation dated August 29, 1979, and first amendment.

        10.9.1* Sublease between Registrant and Siemens Pyramid Information Systems, Inc. dated December 15, 1997 and amendment.

        10.9.2*           Landlord's consent to sublease.

        10.10(+)*         Global OEM Purchase Agreement between Registrant and
                          Lucent Technologies Inc.

        10.11(+)*         Manufacturing Agreement between Registrant and
                          Solectron California Corporation, dated May 31, 1998.

        10.12(+)*         Manufacturing and Engineering Services Agreement
                          between Registrant and Microelectronics Technology
                          Inc., dated January 11, 1999 and first amendment.

        10.12.1 (++)***   Amendment Agreement to the Manufacturing and
                          Engineering Services Agreement between the
                          Company and Microelectronics Technology, Inc.,
                          Dated August 29, 2000.

        10.13(+)*         OEM Agreement between Registrant and Cisco Systems,
                          Inc., dated as of December 7, 1998.

        10.13.1(+)*       Technology Agreement between Registrant and Cisco
                          Systems, Inc., dated as of December 7, 1998.

        10.13.2**         Amendment No. 1 to OEM Agreement between Registrant
                          and Cisco Systems, Inc., dated as of January 20, 2000.

        10.13.3 Amendment No. 2 to OEM Agreement between Registrant and Cisco Systems, Inc., dated June 30, 2000.

        10.13.4 Amendment No. 3 to OEM Agreement between Registrant and Cisco Systems, Inc., dated March 15, 2001.

        10.14* Employment Agreement between Registrant and Gideon Ben-Efraim, and amendment.

        10.15*            Form of Change-of-Control Agreement.

        10.16*** Preferred Stock Purchase Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.

        10.17(++)***      Option Agreement between the Company and Bungee
                          Communications, Inc., dated October 27, 2000.

        21.1              Subsidiaries of the Registrant.

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

*** Incorporated by reference to our quarterly filing on Form 10-Q (File No. 000-26963) initially filed with the SEC on November 14, 2000.

**** Incorporated by reference to our proxy statement on Schedule 14A (File No. 000-26963) initially filed with the SEC on April 24, 2000.

+ Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated August 18, 1999.

++ Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated February 16, 2001.