Form 10-Q
period 2001-03-31
NETRO CORP
filed 2001-05-15
CIK 1087779

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of May 7, 2001 was 52,070,451.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                          PAGE NO.
                                                                                          --------
Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
                 2000...................................................................      3
           Condensed Consolidated Statements of Operations for the three months ended
                 March 31, 2001 and 2000................................................      4
           Condensed Consolidated Statements of Cash Flows for the three months ended
                 March 31, 2001 and 2000................................................      5
           Notes to Condensed Consolidated Financial Statements.........................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................     14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................     15

Item 2.  Changes in Securities and Use of Proceeds......................................     15

Item 3.  Defaults Upon Senior Securities................................................     15

Item 4.  Submission of Matters to a Vote of Security Holders............................     15

Item 5.  Other Information..............................................................     15

Item 6.  Exhibits and Reports on Form 8-K...............................................     15

SIGNATURES .............................................................................     16

EXHIBIT INDEX ..........................................................................     17

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                NETRO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               MARCH 31,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------     ------------
                                                              (unaudited)
                           ASSETS

Current Assets:
     Cash and cash equivalents ..........................      $  97,637       $  91,660
     Marketable securities ..............................        152,009         185,904
     Trade accounts receivable, net .....................          6,376          13,532
     Inventory, net .....................................         14,860          27,994
     Prepaid expenses and other .........................          3,443           5,527
                                                               ---------       ---------
          Total current assets ..........................        274,325         324,617

Equipment and leasehold improvements ....................          8,921           6,896
Long-term marketable securities .........................        107,538          89,351
Other assets ............................................            879             889
                                                               ---------       ---------
          Total assets ..................................      $ 391,663       $ 421,753
                                                               =========       =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt and capital leases      $   6,126       $   6,183
     Trade accounts payable .............................          4,810           9,116
     Accrued liabilities ................................         14,072           9,159
                                                               ---------       ---------
          Total current liabilities .....................         25,008          24,458

Long-term debt and capital leases, net of current portion            716           1,280
Deferred facilities rent ................................             24              40
                                                               ---------       ---------
          Total liabilities .............................         25,748          25,778
                                                               ---------       ---------
Commitments and contingencies (Note 4)

Shareholders' equity:
     Common stock .......................................        505,484         503,667
     Deferred stock compensation ........................         (1,679)         (1,933)
     Accumulated other comprehensive income .............          1,664             823
     Accumulated deficit ................................       (139,554)       (106,582)
                                                               ---------       ---------
          Total shareholders' equity ....................        365,915         395,975
                                                               ---------       ---------
          Total liabilities and shareholders' equity ....      $ 391,663       $ 421,753
                                                               =========       =========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
Revenues ........................................      $  9,131       $ 10,454
Cost of revenues ................................        30,703          8,248
                                                       --------       --------
Gross profit ....................................       (21,572)         2,206
                                                       --------       --------
Operating expenses:
    Research and development ....................         7,740          5,784
    Sales and marketing .........................         3,763          2,040
    General and administrative ..................         4,976          1,916
    Amortization of deferred stock compensation .           228            297
                                                       --------       --------
          Total operating expenses ..............        16,707         10,037
                                                       --------       --------
Loss from operations ............................       (38,279)        (7,831)
Other income, net ...............................         5,307            761
                                                       --------       --------
Net loss ........................................      $(32,972)      $ (7,070)
                                                       ========       ========
Basic and diluted net loss per share ............      $  (0.64)      $  (0.15)
                                                       ========       ========
Shares used to compute basic and diluted net loss
    per share ...................................        51,901         45,883
                                                       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                            2001            2000
                                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................      $ (32,972)      $  (7,070)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................            889             565
        Inventory provision .......................................         16,700             150
        Provision for doubtful accounts ...........................          2,000             100
        Loss on disposal of fixed assets ..........................             17              --
        Amortization of deferred stock compensation ...............            228             297
        Changes in operating assets and liabilities:
           Trade accounts receivable ..............................          5,161          (4,780)
           Inventory ..............................................         (3,566)           (725)
           Prepaid expenses and other .............................          2,934            (135)
           Trade accounts payable and accrued liabilities .........            617           1,429
                                                                         ---------       ---------
           Net cash used in operating activities ..................         (7,992)        (10,169)
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements .............         (2,946)           (401)
    Purchases of marketable securities ............................       (116,111)         (2,954)
    Maturities of marketable securities ...........................        131,711          37,865
                                                                         ---------       ---------
           Net cash provided by investing activities ..............         12,654          34,510
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable and sale-leaseback
       transactions ...............................................             --             759
    Payments on notes payable and capital leases ..................           (621)           (609)
    Proceeds from issuance of Common Stock, net of issuance costs .          1,843         353,874
    Repayments of notes receivable from shareholder ...............             --             800
                                                                         ---------       ---------
           Net cash provided by financing activities ..............          1,222         354,824
                                                                         ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......             93              --
                                                                         ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................          5,977         379,165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................         91,660           7,450
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................      $  97,637       $ 386,615
                                                                         =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest ........................................      $     283       $     275
                                                                         =========       =========



     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                ----------------


1.   DESCRIPTION OF BUSINESS:

      Netro Corporation (collectively, with its subsidiaries, the "Company") was incorporated in California on November 14, 1994. Netro is a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access and to provide mobile service operators with infrastructure applications. Netro's AirStar broadband access system derives its price-performance benefits from dynamic bandwidth allocation and a point-to-multipoint architecture that provides integrated voice and high-speed packet data services. The Company operates in one business segment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at March 31, 2001 and 2000 have been included.

      The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

      Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2000 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

      Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. Investments with maturities greater than three months and less than one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company's investments, which mature at various dates through March 2003, consist of government and corporate debt securities and are classified as either "available-for-sale" or "held-to-maturity." "Available-for-sale" investments are stated at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income in the balance sheet. "Held-to-maturity" investments are stated at amortized cost.

INVENTORY

      Inventory, which includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                     MARCH 31,   DECEMBER 31,
                       2001         2000
                     ---------   ------------
Raw materials .      $   565      $ 8,118
Work-in-process          959        3,840
Finished goods        13,336       16,036
                     -------      -------
                     $14,860      $27,994
                     =======      =======

NET LOSS PER SHARE

      Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from the exercise of stock options and warrants are excluded from diluted net loss per share for periods in which there is a loss as they would be antidilutive. The total number of options and warrants excluded from diluted net loss per share computation for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ---------------------
                                                                      2001         2000
                                                                     -------      -------
Shares issuable pursuant to warrants to purchase common stock......       57           57
Shares issuable under stock option plans...........................    1,790        7,026
                                                                     -------      -------
                                                                       1,847        7,083
                                                                     =======      =======

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                2001           2000
                                                              --------       ---------
Net loss ...............................................      $(32,972)      $ (7,070)
                                                              ========       ========
Weighted average shares of common stock outstanding used
  to compute basic and diluted net loss per share ......        51,901         45,883
                                                              ========       ========
Basic and diluted net loss per share ...................      $  (0.64)      $  (0.15)
                                                              ========       ========

COMPREHENSIVE INCOME

      Comprehensive income includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders' equity. For the periods presented, comprehensive income is calculated as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                        2001             2000
                                                       --------        --------
Net income (loss)................................      $(32,972)       $(7,070)
Unrealized gains on marketable securities........           745             --
Foreign currency translation adjustments.........            96             --
                                                       --------        -------
Comprehensive income (loss)......................      $(32,131)       $(7,070)
                                                       ========        =======

3. SHAREHOLDERS' EQUITY:

In March 2001, the Company's Board of Directors approved a plan, under which employees holding options to purchase the Company's common stock with exercise prices in excess of $34.00 per share could choose to cancel those stock option grants in exchange for a commitment that options to purchase the same number of common shares will be granted in October 2001, provided that the participant has not terminated employment prior to such time (the "Cancel and Re-grant Program"). Options granted under the Cancel and Re-grant Program will have an exercise price equal to the fair value of the Company's common stock on the date of the new grant, and will vest according to the original vesting terms, which are typically 1/4(th) after one year and 1/48(th) per month thereafter, beginning at the date of cancellation. All other terms of options granted under the Cancel and Re-grant Program will be substantially the same as the cancelled options.

4. DEBT AND CAPITAL LEASES:

      The following table summarizes obligations under long-term debt and capital leases (in thousands):

                                                            MARCH 31,       DECEMBER 31,
                                                              2001              2000
                                                            ---------       ------------
Borrowings under bank line of credit.................        $ 3,568           $ 3,568
Secured note payable to lender, due in monthly                   730               975
    installments of $90,942 with interest at 12.5%...
Capital leases, due through 2003.....................          2,544             2,920
                                                             -------           -------
Total long-term debt and capital leases..............          6,842             7,463
Less:  current portion...............................         (6,126)           (6,183)
                                                             -------           -------
                                                             $   716           $ 1,280
                                                             =======           =======

      In January 1998, the Company entered into a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000 and expires in January 2002. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's trade accounts receivable and inventory. The borrowings under the line are due in January 2002 and accrue interest at the 30-day LIBOR rate plus 1.5% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. As of March 31, 2001, borrowings outstanding under this agreement were $3,568,000 and amounts utilized for outstanding letters of credit were $240,000. The Company paid all obligations under the line of credit in full in April 2001. See Note 8.

5. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

      The Company has outstanding a standby letter of credit for $240,000 to secure certain of the Company's warranty obligations to one customer. The letter of credit is secured by a certificate of deposit for $80,000. The letter of credit is subject to draw if the Company fails to meet its obligations to the customer.

6. SEGMENT REPORTING:

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

7. RECENT ACCOUNTING GUIDANCE:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being recognized either in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. The Company adopted SFAS No. 133 effective January 2001. As the Company, to date, has not entered into any derivative financial instrument contracts and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations.

8. SUBSEQUENT EVENTS:

      As of March 31, 2001, the Company was out of compliance with the established profitability requirements relating to its line of credit. The outstanding balance due on the line of credit was paid in full in April 2001.

      In April 2001, the Company's Board of Directors approved the reincorporation of the Company into Delaware and, pending shareholder approval, the Company expects to reincorporate in Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses and gross profit, need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-Q.

OVERVIEW

      We are a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access and to provide mobile service operators with infrastructure applications. We were incorporated in 1994 and introduced our first product, the AirMAN system, in 1996. The AirMAN system was designed to provide a dedicated link to connect two high traffic nodes in a network. We discontinued AirMAN in September 1998. We began development of a second system, the AirStar system, in 1996. Currently, all of our revenues are derived from sales of the AirStar system. Unlike the AirMAN system, the AirStar system allows multiple subscribers to communicate with a single hub radio in a point-to-multipoint architecture using packet based technology.

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

      We sell our products indirectly through worldwide system integrators and local resellers in addition to through a direct sales force. Our sales to systems integrators comprised approximately 51% and 92% for the three months ended March 31, 2001 and 2000, respectively. Due to ongoing realignments of our relationships with certain of our system integrator partners we are uncertain what portion of revenues systems integrators will represent in future periods. However, in the event of continued significant direct sales, we will be required to improve and expand our internal sales, customer advocacy and administration functions. Furthermore, as a result of these realignments we could experience further order delays or fail to secure expected additional orders and, therefore, revenues during the balance of 2001 could be adversely affected. Overall, our visibility regarding potential future revenues is unclear.

      Sales to our largest system integrator customer represented approximately 48% of our total revenues for the three months ended March 31, 2001. Due to major realignments by this customer, significant orders placed during the first quarter of 2001 were canceled, causing our revenues and results of operations to be lower than equity analyst expectations for that period. Sales to two customers represented 48% and 39% of revenues for the three months ended March 31, 2001. Sales to one customer represented 92% of revenues for the three months ended March 31, 2000. Due to the nature and size of our equipment sales, we expect that certain customers will continue to account for a significant portion of our total revenues for the remaining quarters of 2001 and in the future.

      International revenues represented approximately 53% of revenues for the three months ended March 31, 2001. However, substantially all of our domestic revenues are related to products sold to systems integrators which the system integrators have resold, or plan to resell, to end customers in international locations.

      We have adopted a strategy of outsourcing our manufacturing operations. While we manufactured a small fraction of our products at our San Jose headquarters from 1998 to early 2000, by the fourth quarter of 2000, we achieved a goal of outsourcing substantially all of our volume product manufacturing and assembly to contract manufacturers. We will continue to maintain a small facility for prototype production in support of our research and development efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUES. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues decreased to $9.1 million for the three months ended March 31, 2001 from $10.5 million for the same period in 2000. The decrease in revenues was a result of delayed orders from current and potential service provider customers as well as cancelled orders from some of our system integration partners. Substantially all of the revenues for these periods were generated from installations in international locations.

      GROSS PROFIT(LOSS). Gross profit(loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit(loss) decreased to a loss of $21.6 million for the three months ended March 31, 2001 from a gross profit of $2.2 million for the same period in 2000, due primarily to one-time charges of approximately $23.2 million related to excess and obsolete inventory and other material-related commitments. These charges are related to inventory and other material commitments made in anticipation of significantly higher revenue volumes than those achieved. Gross profit as a percentage of revenues decreased to a negative 236% for the three months ended March 31, 2001 from a positive 21% for the same period in 2000. The decline on a percentage basis reflects the charges related to the inventory and material commitments described above as well as an increase in the proportion of revenues coming from customer premise equipment as opposed to hub equipment, partially offset by an increase in revenues from direct sales. We have experienced substantial quarterly fluctuations in gross profit in past quarters. The principal drivers of the quarterly fluctuations, other than the inventory and material-related commitments in the first quarter of 2001, are the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. We expect the percentage of sales of customer premise equipment in future quarters to increase relative to hub sales, resulting in reduced gross profit percentage. Sales to system integrators generate lower gross profit percentages than sales to direct customers. In addition, we expect average selling prices for our products to decline substantially during 2001. To the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices decline, gross profit as a percentage of revenues will continue to decline during the second half of 2001. We expect that the introduction of new customers, channel mix, product mix and declining average selling prices will result in fluctuations in our gross profits in future quarters.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $7.7 million for the three months ended March 31, 2001 from $5.8 million for the same period in 2000. The increase in research and development expenses were primarily due to an increased investment in Bungee Communications, our Israeli research and development subsidiary, as well as increases in third-party engineering charges and expenses related to our upcoming product releases. We expect research and development expenses to continue to increase on an absolute basis during future periods, but at a slower rate than in prior periods.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased to $3.8 million for the three months ended March 31, 2001 from $2.0 million for the same period in 2000. The increase was primarily due to an increase in personnel and related costs to support both the pre-sale and post-sale activities associated with the AirStar system.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as charges for doubtful accounts. General and administrative expenses increased to $5.0 million for the three months ended March 31, 2001 from $1.9 million for the same period in 2000. The increase was primarily due to a $2.0 million charge for doubtful accounts, in addition to increased personnel and related costs and facilities expenses due to the growth of our infrastructure.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. Amortization of deferred stock compensation was $228,000 for the three months ended March 31, 2001, compared to $297,000 for the same period in 2000.

      OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on low-risk marketable securities and interest paid on outstanding debt. Other income, net increased to $5.3 million for the three months ended March 31, 2001 from $761,000 for the same period in 2000. The increase was primarily due to greater interest earned as a result of higher average cash balances resulting from the proceeds of the follow-on offering in March 2000.

      NET LOSS. Net loss increased to $33.0 million for the three months ended March 31, 2001 from $7.1 million for the same period in 2000. The increase in net loss is due primarily to the approximately $23.2 million in one-time inventory and other material-related charges, in addition to increases in operating expenses, partially offset by an increase in interest income.

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

      Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future. It is likely that in some future quarter our operating results will again fall below the expectations of securities analysts and investors. In this event, the market price of our common stock could significantly decline.

      Some of the factors that could affect our quarterly or annual operating results include the following:

     - We have a history of losses, including more significant than expected losses in the first quarter of 2001, expect future losses and may never achieve profitability.

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

      For more information on the risks related to our Company, see the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, cash and cash equivalents were $97.6 million, short-term marketable securities were $152.0 million and long-term marketable securities were $107.5 million. We have a $6.0 million bank line of credit. As of March 31, 2001, borrowings outstanding were $3.6 million and amounts utilized for outstanding letters of credit were $240,000 under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. The borrowings under the line are due in January 2002 and accrue interest at the 30-day LIBOR plus 1.5% or the bank's prime rate, at our option. We paid all obligations under this line of credit in full in April 2001. Capital lease obligations were $2.5 million at March 31, 2001. Operating lease obligations were $976,000 at March 31, 2001.

      Cash used in operating activities was $8.0 million for the three months ended March 31, 2001 and $10.2 million for the same period in 2000. Cash used for operations for the three months ended March 31, 2001 was primarily due to the net loss, adjusted for the provision for doubtful accounts and decreases in inventory, accounts receivable and prepaid expenses. Cash used for operations for the three months ended March 31, 2000 was primarily due to the net loss and an increase in accounts receivable, partially offset by non-cash charges.

      Cash provided by investing activities was $12.7 million for the three months ended March 31, 2001 and $34.5 million for the same period in 2000. Cash provided by investing activities for both periods was primarily due to maturities of marketable securities, partially offset by excess cash invested in marketable securities.

      Cash provided by financing activities was $1.2 million for the three months ended March 31, 2001 and $354.8 million for the same period in 2000. Cash provided by financing activities for the three months ended March 31, 2001 was primarily due to the issuance of common stock, partially offset by capital lease repayments. Cash provided by financing activities for the three months ended March 31, 2000 was primarily due to the issuance of common stock in connection with the follow-on offering.

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

      The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $341.3 million of marketable securities at March 31, 2001 by approximately $3.4 million.

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

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

         None.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by Netro Corporation during the quarter ended March 31, 2001.

NETRO CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NETRO CORPORATION
                                     Date: May 14, 2001

                                     By: /s/ Sanjay K. Khare
                                     -------------------------------------------
                                     Sanjay K. Khare
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                     By: /s/ Lisa A. Evins
                                     -------------------------------------------
                                     Lisa A. Evins
                                     Vice President of Finance
                                     (Principal Accounting Officer)

EXHIBIT INDEX

         None