Form 10-Q
period 2001-06-30
NETRO CORP
filed 2001-08-14
CIK 1087779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-26963

                                NETRO CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0395029
        (State of incorporation)            (IRS Employer Identification No.)

                   3860 NORTH FIRST STREET, SAN JOSE, CA 95134
                                 (408) 216-1500
               (Address, including zip code, and telephone number,
            including area code, of Registrant's principal executive
                                    offices)

                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of August 7, 2001 was 52,196,952.

================================================================================

                                      INDEX


                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2001 and
               December 31, 2000........................................     3
          Condensed Consolidated Statements of Operations for the three
               and six months ended June 30, 2001 and 2000..............     4
          Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 2001 and 2000......................     5
          Notes to Condensed Consolidated Financial Statements..........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...      15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................      16

Item 2.  Changes in Securities and Use of Proceeds....................      16

Item 3.  Defaults Upon Senior Securities..............................      16

Item 4.  Submission of Matters to a Vote of Security Holders..........      16

Item 5.  Other Information............................................      17

Item 6.  Exhibits and Reports on Form 8-K.............................      17

SIGNATURES ...........................................................      18

EXHIBIT INDEX .........................................................     19

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                NETRO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               JUNE 30,       DECEMBER 31,
                                                                 2001            2000
                                                              -----------     ------------
                         ASSETS                               (unaudited)
Current Assets:
     Cash and cash equivalents .............................   $  99,320       $  91,660
     Marketable securities .................................     130,927         185,904
     Trade accounts receivable, net ........................       4,779          13,532
     Inventory, net ........................................       6,381          27,994
     Prepaid expenses and other ............................       3,255           5,527
                                                               ---------       ---------
          Total current assets .............................     244,662         324,617
Equipment and leasehold improvements .......................       8,026           6,896
Long-term marketable securities ............................     106,889          89,351
Other assets ...............................................       2,618             889
                                                               ---------       ---------
          Total assets .....................................   $ 362,195       $ 421,753
                                                               =========       =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt and capital leases ..   $   1,801       $   6,183
     Trade accounts payable ................................       3,176           9,116
     Accrued liabilities ...................................      20,943           9,159
                                                               ---------       ---------
          Total current liabilities ........................      25,920          24,458

Long-term debt and capital leases, net of current portion ..         353           1,280
Deferred facilities rent ...................................           9              40
                                                               ---------       ---------
          Total liabilities ................................      26,282          25,778
                                                               ---------       ---------
Commitments and contingencies (Note 5)

Shareholders' equity:
     Common stock ..........................................     505,534         503,667
     Deferred stock compensation ...........................      (1,452)         (1,933)
     Accumulated other comprehensive income ................       1,223             823
     Accumulated deficit ...................................    (169,392)       (106,582)
                                                               ---------       ---------
          Total shareholders' equity .......................     335,913         395,975
                                                               ---------       ---------
          Total liabilities and shareholders' equity .......   $ 362,195       $ 421,753
                                                               =========       =========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       -----------------------       -----------------------
                                                         2001           2000           2001           2000
                                                       --------       --------       --------       --------
 Revenues ............................................ $  2,051       $ 15,504       $ 11,182       $ 25,958
 Cost of revenues ....................................   21,182         11,393         51,885         19,641
                                                       --------       --------       --------       --------
 Gross profit (loss) .................................  (19,131)         4,111        (40,703)         6,317
                                                       --------       --------       --------       --------
Operating expenses:
    Research and development .........................    6,539          5,692         14,279         11,476
    Sales and marketing ..............................    3,588          2,530          7,351          4,570
    General and administrative .......................    4,749          2,373          9,725          4,289
    Amortization of deferred stock compensation ......      227            263            455            560
                                                       --------       --------       --------       --------
          Total operating expenses ...................   15,103         10,858         31,810         20,895
                                                       --------       --------       --------       --------
Loss from operations .................................  (34,234)        (6,747)       (72,513)       (14,578)
Other income, net ....................................    4,396          5,928          9,703          6,689
                                                       --------       --------       --------       --------
Net income(loss) ..................................... $(29,838)      $   (819)      $(62,810)      $ (7,889)
                                                       ========       ========       ========       ========
Basic and diluted net loss per share ................. $  (0.57)      $  (0.02)      $  (1.21)      $  (0.16)
                                                       ========       ========       ========       ========
Shares used to compute basic and diluted net loss
   per share .........................................   52,074         50,350         51,992         48,117
                                                       ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        -------------------------
                                                                          2001            2000
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................   $ (62,810)      $  (7,889)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .................................       1,890           1,175
      Inventory provision ...........................................      29,700             525
      Provision for doubtful accounts ...............................       2,000             600
      Provision for contract losses .................................      12,000              --
      Loss on disposal of fixed assets ..............................       1,078              --
      Amortization of deferred stock compensation ...................         455             560
      Changes in operating assets and liabilities:
         Trade accounts receivable ..................................       6,750          (7,335)
         Inventory ..................................................      (8,087)         (4,771)
         Prepaid expenses and other .................................       3,793            (702)
         Trade accounts payable and accrued liabilities .............      (6,141)          4,960
                                                                        ---------       ---------
         Net cash used in operating activities ......................     (19,372)        (12,877)
                                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements ................      (4,111)         (1,857)
   Purchase of equity investment ....................................      (1,500)             --
   Purchases of marketable securities ...............................    (210,461)       (168,244)
   Maturities of marketable securities ..............................     246,561          40,785
                                                                        ---------       ---------
         Net cash provided by (used in) investing activities ........      30,489        (129,316)
                                                                        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and sale-leaseback .......          --           1,070
      transactions
   Payments on notes payable and capital leases .....................      (5,309)         (2,760)
   Proceeds from issuance of common stock, net of issuance costs ....       1,893         354,699
   Repayments of notes receivable from shareholder ..................          --             800
   Repurchases of common stock ......................................          --             (31)
                                                                        ---------       ---------
         Net cash provided by (used in) financing activities ........      (3,416)        353,778
                                                                        ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ........         (41)             --
                                                                        ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................       7,660         211,585
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      91,660           7,450
                                                                        ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $  99,320       $ 219,035
                                                                        =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest ...........................................   $     497       $     577
                                                                        =========       =========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                ----------------


1.   DESCRIPTION OF BUSINESS:

     Netro Corporation (collectively, with its subsidiaries, the "Company") was incorporated in California on November 14, 1994 and reincorporated into Delaware in June 2001. Netro is a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access and to provide mobile service operators with infrastructure applications. Netro's AirStar broadband access system derives its price-performance benefits from dynamic bandwidth allocation and a point-to-multipoint architecture that provides integrated voice and high-speed packet data services. The Company operates in one business segment.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at June 30, 2001 and 2000 have been included.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2000 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. Investments with maturities greater than three months and less than one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company's investments, which mature at various dates through June 2003, consist of government and corporate debt securities and are classified as either "available-for-sale" or "held-to-maturity." "Available-for-sale" investments are stated at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income in the balance sheet. "Held-to-maturity" investments are stated at amortized cost.

INVENTORY

     Inventory, which includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                     JUNE 30,    DECEMBER 31,
                       2001         2000
                     --------    ------------
Raw materials .....  $ 1,106      $ 8,118
Work-in-process ...      138        3,840
Finished goods ....    5,137       16,036
                     -------      -------
                     $ 6,381      $27,994
                     =======      =======

NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Shares of common stock issuable pursuant to warrants and other stock option plans are excluded from diluted net loss per share for periods in which there is a loss as they would be antidilutive. The total number of options and warrants excluded from the diluted net loss per share computation for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                                      2001       2000
                                                                     -----      -----
Shares issuable pursuant to warrants to purchase common stock .....     57         57
Shares issuable under stock option plans ..........................  6,718      6,685
                                                                     -----      -----
                                                                     6,775      6,742
                                                                     =====      =====

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                             -----------------------       ------------------------
                                                               2001           2000           2001            2000
                                                             ---------       -------       ---------       --------
Net loss ................................................... $ (29,838)      $  (819)      $ (62,810)      $ (7,889)
                                                             =========       =======       =========       ========
Weighted average shares of common stock outstanding
   used to compute basic and diluted net loss per share ....    52,074        50,350          51,992         48,117
                                                             =========       =======       =========       ========
Basic and diluted net loss per share ....................... $   (0.57)      $ (0.02)      $   (1.21)      $  (0.16)
                                                             =========       =======       =========       ========

COMPREHENSIVE INCOME

     Comprehensive income includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders' equity. For the periods presented, comprehensive income is calculated as follows (in thousands):

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                               -----------------------       -----------------------
                                                 2001           2000           2001           2000
                                               --------       --------       --------       --------
Net income (loss) .............................$(29,838)      $   (819)      $(62,810)      $ (7,889)

Unrealized gains on marketable securities .....    (317)            --            428             --
Foreign currency translation adjustments ......    (124)            --            (28)            --
                                               --------       --------       --------       --------
Comprehensive income (loss) ...................$(30,279)      $   (819)      $(62,410)      $ (7,889)
                                               ========       ========       ========       ========

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. For the periods presented, amortization is classified as follows (in thousands):

                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                               ------------------   ----------------
                                                 2001       2000     2001       2000
                                               ------      ------   -----      -----
Research and development ......................  $ 44      $ 74      $ 88      $150
Sales and marketing ...........................   118       122       238       258
General and administrative ....................    65        67       129       152
                                                 ----      ----      ----      ----
Amortization of deferred stock compensation ...  $227      $263      $455      $560
                                                 ====      ====      ====      ====

3.   SHAREHOLDERS' EQUITY:

     In March 2001, the Company effected a plan, under which employees holding options to purchase the Company's common stock with exercise prices in excess of $34.00 per share could choose to cancel those stock option grants in exchange for a commitment that options to purchase the same number of common shares will be granted in October 2001, provided that the participant has not terminated employment prior to such time (the "Cancel and Re-grant Program"). Options granted under the Cancel and Re-grant Program will have an exercise price equal to the fair value of the Company's common stock on the date of the new grant, and will vest according to the original vesting terms, which are typically 1/4(th) after one year and 1/48(th) per month thereafter, beginning at the date of cancellation. All other terms of options granted under the Cancel and Re-grant Program will be substantially the same as the cancelled options.

4. DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):

                                                      JUNE 30,     DECEMBER 31,
                                                        2001          2000
                                                      --------     ------------
Borrowings under bank line of credit ................. $    --       $ 3,568
Secured note payable to lender, due in monthly
   installments of $90,942 with interest at 12.5% ....      --           975
Capital leases, due through 2003 .....................   2,154         2,920
                                                       -------       -------
Total long-term debt and capital leases ..............   2,154         7,463
Less:  current portion ...............................  (1,801)       (6,183)
                                                       -------       -------
                                                       $   353       $ 1,280
                                                       =======       =======

     In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000 and expires in January 2002. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's trade accounts receivable and inventory. The borrowings under the line are due in January 2002 and accrue interest at the 30-day LIBOR rate plus 1.5% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. In April 2001, the Company paid off the outstanding balance in full. As of June 30, 2001, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $240,000.

5.   COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

     The Company has outstanding a standby letter of credit for $240,000 to secure certain of the Company's warranty obligations to one customer. The letter of credit is secured by a certificate of deposit for $80,000. The letter of credit is subject to draw if the Company fails to meet its obligations to the customer.

     In July 2001, the Company issued a letter of credit for $2.0 million as a security deposit for the Company's San Jose, California office space. The letter of credit is subject to draw if the Company fails to meet its obligations under the facilities lease.

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

7.   RECENT ACCOUNTING GUIDANCE:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being recognized either in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. The Company adopted SFAS No. 133 effective January 2001. As the Company, to date, has not entered into any derivative financial instrument contracts and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As the Company has no goodwill recorded on the books, these pronouncements are not expected to have a material impact on its financial position or results of operations.

8.   SUBSEQUENT EVENTS:

     In July 2001, the Company adopted a stockholder rights plan. As a part of the plan, the Company has declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 16, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $20.00 per unit. If a person or group acquires 15% or more of the Company's outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20.00 exercise price, shares of the Company's common stock having twice the value of the exercise price. If, following an acquisition of 15% or more of the Company's common stock by a stockholder, the Company is involved in certain mergers or other business combinations each right will entitle the holder to purchase, in exchange for the exercise price, common stock of the other party to such transaction having twice the value of the exercise price. Holders who, as of the date of adoption of the plan, already hold more than 15% of the Company's common stock will not trigger any rights under the plan so long as neither they nor their affiliates or associates acquire more than 19.9% of the Company's common stock. The rights expire on July 23, 2011 unless extended by the Company's Board of Directors.

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

OVERVIEW

     We are a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access and to provide mobile service operators with infrastructure applications. We were incorporated in California in 1994 and reincorporated in Delaware in 2001. We introduced our first product, the AirMAN system, in 1996. The AirMAN system was designed to provide a dedicated link to connect two high traffic nodes in a network. We discontinued AirMAN in September 1998. We began development of a second system, the AirStar system, in 1996. Currently, all of our revenues are derived from sales of the AirStar system. Unlike the AirMAN system, the AirStar system allows multiple subscribers to communicate with a single hub radio in a point-to-multipoint architecture using packet based technology.

     The AirStar system is comprised of two principal components:

     - Customer Premise Equipment, which includes an outdoor radio unit which sends and receives signals to and from the hub equipment, and an indoor unit, which connects to the end-user's telecommunications and/or data network; and

     - Hubs, which include several outdoor radio units that send and receive signals from multiple customer premise equipment units, and an indoor unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider's core network.

     We began initial sales of an early AirStar system in Europe in early 1998. Since then, we have increased our product offering to encompass multiple frequencies thereby expanding our geographic coverage to include Latin America, North America and Asia.

     We sell our products indirectly through worldwide system integrators and local resellers in addition to through a direct sales force. Our sales to systems integrators comprised approximately 51% and 91% for both the three and six months ended June 30, 2001 and 2000, respectively. Due to ongoing realignments of our relationships with certain of our system integrator partners we are uncertain what portion of revenues systems integrators will represent in future periods. However, in the event of continued significant direct sales, we will be required to improve and expand our internal sales, customer advocacy and administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations or fail to secure expected additional orders and, therefore, revenues during the balance of 2001 could be adversely affected. We experienced such cancellations and loss of orders during the first and second quarters of 2001. Overall, our visibility regarding potential future revenues is unclear.

     Sales to our largest system integrator customer represented approximately 49% of our total revenues for both the three and six months ended June 30, 2001. Sales to two customers represented 49% and 30% of revenues for the three months ended June 30, 2001. Sales to one customer represented 89% of revenues for the three months ended June 30, 2000. Sales to two customers represented 49% and 31% for the six months ended June 30, 2001. Sales to one customer represented 90% for the six months ended June 30, 2000. Due to the nature and size of our equipment sales, we expect that certain customers will continue to account for a significant portion of our total revenues for the remaining quarters of 2001 and in the future.

     International revenues represented approximately 89% of revenues for the three months ended June 30, 2001 and 60% for the six months ended June 30, 2001. However, substantially all of our domestic revenues are related to products sold to systems integrators which the system integrators have resold, or plan to resell, to end customers in international locations.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues decreased to $2.1 million for the three months ended June 30, 2001 from $15.5 million for the same period in 2000. Revenues for the six months ended June 30, 2001 decreased to $11.2 million from $26.0 million for the same period in 2000. The decrease in revenues for each of the comparative periods was a result of delayed orders from current and potential service provider customers as well as cancelled orders from some of our system integrator partners. Substantially all of the revenues for these periods were generated from installations in international locations.

     GROSS PROFIT(LOSS). Gross profit(loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit(loss) decreased to a loss of $19.1 million for the three months ended June 30, 2001 from a gross profit of $4.1 million for the same period in 2000. Gross profit(loss) for the six months ended June 30, 2001 decreased to a loss of $40.7 million from a gross profit of $6.3 million for the same period in 2000. Gross profit as a percentage of revenues decreased to a negative 933% for the three months ended June 30, 2001 from a positive 27% for the same period in 2000. Gross profit percentage for the six months ended June 30, 2001 decreased to a negative 364% from a positive 24% for the same period in 2000. The decline in gross profit on a dollar basis as well as on a percentage basis for both of the comparative periods primarily reflects charges related to excess and obsolete inventory and other material-related commitments as well as an increase in the proportion of revenues coming from customer premise equipment as opposed to hub equipment, partially offset by an increase in the proportion of revenues from direct sales. These charges of $18.5 million and $41.7 million for the three and six months ended June 30, 2001, respectively, are related to increased inventory levels and other material commitments made in anticipation of significantly higher revenue volumes than those achieved. We have experienced substantial quarterly fluctuations in gross profit in past quarters. The principal drivers of the quarterly fluctuations, other than the inventory and material-related commitments in the first two quarters of 2001, are the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 32:1 and 37:1 for the three months and six months ended June 30, 2001, respectively. We expect the ratio of unit sales of customer premise equipment to hub unit sales to continue to be in excess of 20:1 in future periods. Sales to system integrators generate lower gross profit percentages than sales to direct customers. Sales to systems integrators represented 51% of revenues in both the first and second quarters of 2001. In addition, we expect average selling prices for our products to decline substantially during 2001. To the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices decline, gross profit as a percentage of revenues will continue to decline during the second half of 2001. We expect that the introduction of new customers, channel mix, product mix and declining average selling prices will result in fluctuations in our gross profits in future quarters.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $6.5 million for the three months ended June

30, 2001 from $5.7 million for the same period in 2000. The increase in research and development expenses was primarily due to an increased investment of $700,000 in Bungee Communications, our Israeli research and development subsidiary. Research and development expenses for the six months ended June 30, 2001 increased to $14.3 million from $11.5 million for the same period in 2000. The increase in research and development expenses was primarily due to an increased investment of $1.5 million in Bungee Communications and an increase of $800,000 in third-party engineering charges and expenses related to the release of new product features for the AirStar system. We expect research and development expenses to continue to increase on an absolute basis during future periods, but at a slower rate than in prior periods.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses increased to $3.6 million for the three months ended June 30, 2001 from $2.5 million for the same period in 2000. Sales and marketing expenses for the six months ended June 30, 2001 increased to $7.4 million from $4.6 million for the same period in 2000. The increases were primarily due to an increase in personnel and related compensation costs related to an increase in sales and marketing personnel from 49 to 56 and increases in promotional expenses of $900,000 and $650,000 for the three and six months ended June 30, 2001, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as charges for doubtful accounts. General and administrative expenses increased to $4.7 million for the three months ended June 30, 2001 from $2.4 million for the same period in 2000. The increase was primarily due to increased personnel and related costs related to an increase in general and administrative personnel from 20 to 26, severance expenses of $400,000 related to our reduction in work force effected June 30th, fixed assets disposals of $400,000 and increased facilities expenses of $600,000 associated with additional leased building space. General and administrative expenses increased to $9.7 million for the six months ended June 30, 2001 from $4.3 million for the same period in 2000. The increase was primarily due to increased personnel and related costs related to an increase in general and administrative personnel from 20 to 26, an increase of $1.6 million for doubtful account reserves, severance expenses of $400,000 related to our reduction in work force effected June 30th, fixed assets disposals of $400,000 and increased facilities expenses of $1,100,000 associated with additional leased building space.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. Amortization of deferred stock compensation was $227,000 for the three months ended June 30, 2001, compared to $263,000 for the same period in 2000. Amortization of deferred stock compensation for the six months ended June 30, 2001 was $455,000, compared to $560,000 for the same period in 2000. For classification of amortization of deferred stock compensation, see note 2 of notes to consolidated financial statements.

     OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on low-risk marketable securities and interest paid on outstanding debt. Other income, net decreased to $4.4 million for the three months ended June 30, 2001 from $5.9 million for the same period in 2000, due to the decrease in cash balances and a reduction in interest rates. Other income, net for the six months ended June 30, 2001 increased to $9.7 million from $6.7 million for the same period in 2000, due to greater interest earned as a result of higher average cash balances resulting from the proceeds of the follow-on offering in March 2000 and, to a lesser extent, a decrease in interest expense.

     NET INCOME (LOSS). Net loss increased to $29.8 million for the three months ended June 30, 2001 from $819,000 for the same period in 2000. Net loss for the six months ended June 30, 2001 increased to $62.8 million from $7.9 million for the same period in 2000. The increases in net loss are due primarily to the inventory and other material-related charges, in addition to decreases in revenues and increases in operating expenses.

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

     Some of the factors that could affect our quarterly or annual operating results include the following:

     - We have a history of losses, including more significant than expected losses in the first two quarters of 2001, expect future losses and may never achieve profitability.

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

     - If we are unable to hire or retain our key personnel, we might not be able to operate our business successfully.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, cash and cash equivalents were $99.3 million, short-term marketable securities were $130.9 million and long-term marketable securities were $106.9 million. We have a $10.0 million bank line of credit. As of June 30, 2001, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $240,000 under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5% or the bank's prime rate, at our option. Capital lease obligations were $2.2 million at June 30, 2001. Future operating lease obligations were $22.2 million at June 30, 2001.

     Cash used in operating activities was $19.4 million for the six months ended June 30, 2001 and $12.9 million for the same period in 2000. Cash used in operations for the six months ended June 30, 2001 was primarily due to the net loss, adjusted for the inventory and contract loss provisions and increases in inventory accounts payable and accrued liabilities, partially offset by decreases in trade accounts receivable and prepaid expenses. Cash used in operations for the six months ended June 30, 2000 was primarily due to the net loss and increases in trade accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

     Cash provided by investing activities was $30.5 million for the six months ended June 30, 2001, while cash used for investing activities for the same period in 2000 was $129.3 million. Cash provided by investing activities for the six months ended June 30, 2001 was due primarily to net maturities of marketable securities, partially offset by capital equipment purchases. Cash used in investing activities for the six months ended June 30, 2000 was primarily due to purchases of marketable securities.

     Cash used for financing activities was $3.4 million for the six months ended June 30, 2001, while cash provided from financing activities was $353.8 million for the same period in 2000. Cash used for financing activities for the six months ended June 30, 2001 was primarily due to payments on the bank line of credit and capital leases. Cash provided by financing activities for the six months ended June 30, 2000 was primarily due to the issuance of common stock in connection with the follow-on offering.

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

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $322.9 million of marketable securities at June 30, 2001 by approximately $3.2 million.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Effective June 19, 2001, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of Netro Corporation, a California corporation ("Netro California"), into its wholly owned Delaware subsidiary of the same name ("Netro Delaware"). As a result of the Merger, each outstanding share of Netro California common stock, par value $.001 per share, was automatically converted into one share of Netro Delaware common stock, par value $.001 per share. The reincorporation proposal was approved by the Company's shareholders at the Company's 2001 annual meeting of shareholders, as held on May 31, 2001 and reconvened on June 1, 2001.

     In July 2001, the Company adopted a stockholder rights plan. As a part of the plan, the Company has declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 16, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $20.00 per unit. If a person or group acquires 15% or more of the Company's outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20.00 exercise price, shares of the Company's common stock having twice the value of the exercise price. If, following an acquisition of 15% or more of the Company's common stock by a stockholder, the Company is involved in certain mergers or other business combinations each right will entitle the holder to purchase, in exchange for the exercise price, common stock of the other party to such transaction having twice the value of the exercise price. Holders who, as of the date of adoption of the plan, already hold more than 15% of the Company's common stock will not trigger any rights under the plan so long as neither they nor their affiliates or associates acquire more than 19.9% of the Company's common stock. The rights expire on July 23, 2011 unless extended by the Company's Board of Directors.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 31, 2001, the Company held its annual meeting of shareholders. The meeting was adjourned and reconvened on June 1, 2001. The following summarizes the matters submitted to a vote of the shareholders:

     1. The election of the following nominees to serve as members of Class II of the Board of Directors:

      NOMINEE            IN FAVOR       AGAINST       WITHHELD       ABSTAIN
---------------------   -----------    ----------    -----------    ----------
Gideon Ben-Efraim       47,150,239     1,039,727           --            --
Richard M. Moley        47,500,546       689,420           --            --
Sanford Robertson       47,503,125       686,841           --            --

        The directors who continued after the meeting as members of Class I were Thomas R. Baruch, Irwin Federman and Robert J. Wynne.

     2. The approval of the change of the Company's state of incorporation from California to Delaware:

                 IN FAVOR        AGAINST       WITHHELD       ABSTAIN
               -------------    -----------   ------------   -----------
                 26,283,352      7,108,011     14,735,931        62,672

     3. The approval of the amendment of the Company's 1996 Stock Option Plan to increase the number of authorized shares under that plan by 1,500,000 shares, and to increase the automatic annual increase in shares added to the plan to the least of 1,500,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year or a number of shares determined by the administrator of the plan.

                 IN FAVOR        AGAINST        WITHHELD       ABSTAIN
               -------------    -----------    -----------    -----------
                 29,665,424     18,373,437           --          151,105

     4. The ratification of the appointment of Arthur Andersen LLP as the Independent Public Accountants of the Company for the fiscal year ending December 31, 2001:

                 IN FAVOR        AGAINST       WITHHELD       ABSTAIN
               -------------    -----------   ------------   -----------
                 47,918,098        236,762           --          35,106

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

       3.1     Restated Certificate of Incorporation

       3.2     Bylaws

     (b)  Reports on Form 8-K.

      The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 5, 2001, announcing its completion of the change of its state of incorporation from California to Delaware.

      The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 24, 2001, announcing that its Board of Directors had adopted a Stockholder Rights Plan.

NETRO CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NETRO CORPORATION
                                      Date:   August 10, 2001

                                      By: /s/ Sanjay K. Khare
                                      ------------------------------------------
                                      Sanjay K. Khare
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                      By: /s/ Lisa A. Evins
                                      ------------------------------------------
                                      Lisa A. Evins
                                      Vice President of Finance
                                      (Principal Accounting Officer)

EXHIBIT INDEX

       3.1     Restated Certificate of Incorporation

       3.2     Bylaws