Form 10-Q
period 2001-09-30
NETRO CORP
filed 2001-11-14
CIK 1087779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

                         -------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of November 2, 2001 was 52,532,005.

================================================================================

                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.................   3
        Condensed Consolidated Statements of Operations for the three and nine months ended
            September 30, 2001 and 2000 .....................................................................   4
        Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2001 and 2000 .....................................................................   5
        Notes to Condensed Consolidated Financial Statements ................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................................  17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...................................................................................  18

Item 2. Changes in Securities and Use of Proceeds ...........................................................  18

Item 3. Defaults Upon Senior Securities .....................................................................  19

Item 4. Submission of Matters to a Vote of Security Holders .................................................  19

Item 5. Other Information ...................................................................................  19

Item 6. Exhibits and Reports on Form 8-K ....................................................................  19

SIGNATURES ..................................................................................................  20

EXHIBIT INDEX ...............................................................................................  21

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                NETRO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2001                2000
                                                           -------------       ------------
                                                            (UNAUDITED)
                                     ASSETS
Current Assets:
     Cash and cash equivalents..........................      $77,910            $91,660
     Marketable securities..............................      132,098            185,904
     Trade accounts receivable, net.....................        2,333             13,532
     Inventory, net.....................................        5,128             27,994
     Prepaid expenses and other.........................        3,547              5,527
                                                             --------           --------
          Total current assets..........................      221,016            324,617
Equipment and leasehold improvements....................        7,914              6,896
Long-term marketable securities.........................      124,423             89,351
Other assets............................................        2,250                889
                                                             --------           --------
          Total assets..................................     $355,603           $421,753
                                                             ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt and capital leases      $1,593             $6,183
     Trade accounts payable.............................        1,761              9,116
     Accrued liabilities................................       21,216              9,159
                                                             --------           --------
          Total current liabilities.....................       24,570             24,458

Long-term debt and capital leases, net of current portion         250              1,280
Deferred facilities rent................................           11                 40
                                                             --------           --------
          Total liabilities.............................       24,831             25,778
                                                             --------           --------
Commitments and contingencies (Note 5)

Shareholders' equity:
     Common stock.......................................      506,459            503,667
     Deferred stock compensation........................       (1,224)            (1,933)
     Accumulated other comprehensive income.............        1,968                823
     Accumulated deficit................................     (176,431)          (106,582)
                                                             --------           --------
          Total shareholders' equity....................      330,772            395,975
                                                             --------           --------
          Total liabilities and shareholders' equity....     $355,603           $421,753
                                                             ========           ========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------        ------------------------
                                                        2001            2000            2001            2000
                                                      --------        --------        --------        --------
Revenues ...........................................  $  6,043        $ 20,520        $ 17,225        $ 46,478
Cost of revenues ...................................     5,074          15,034          56,959          34,675
                                                      --------        --------        --------        --------
Gross profit (loss) ................................       969           5,486         (39,734)         11,803
                                                      --------        --------        --------        --------
Operating expenses:
    Research and development .......................     5,678           5,631          19,957          17,107
    Sales and marketing ............................     2,739           2,771          10,090           7,341
    General and administrative .....................     3,278           2,922          13,003           7,211
    Amortization of deferred stock compensation ....       228             255             683             815
                                                      --------        --------        --------        --------
          Total operating expenses .................    11,923          11,579          43,733          32,474
                                                      --------        --------        --------        --------
Loss from operations ...............................   (10,954)         (6,093)        (83,467)        (20,671)
Other income, net ..................................     3,915           6,299          13,618          12,988
                                                      --------        --------        --------        --------
Net income(loss) ...................................  $ (7,039)       $    206        $(69,849)       $ (7,683)
                                                      ========        ========        ========        ========
Basic net income (loss) per share ..................  $  (0.13)       $   0.00        $  (1.34)       $  (0.16)
                                                      ========        ========        ========        ========
Shares used to compute basic net income
   (loss) per share ................................    52,328          50,892          52,102          49,013
                                                      ========        ========        ========        ========
Diluted net income (loss) per share ................  $  (0.13)       $   0.00        $  (1.34)       $  (0.16)
                                                      ========        ========        ========        ========
Shares used to compute diluted net income
     (loss) per share ..............................    52,328          55,999          52,102          49,013
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

                                NETRO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           --------------------------
                                                                                              2001            2000
                                                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ........................................................................       $ (69,849)       $  (7,683)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ................................................           2,947            1,844
      Inventory provision ..........................................................          29,700              964
      Provision for doubtful accounts ..............................................           2,000              700
      Provision for contract losses ................................................          12,000               --
      Loss on disposal of fixed assets .............................................           1,122               --
      Amortization of deferred stock compensation ..................................             683              815
      Changes in operating assets and liabilities:
         Trade accounts receivable .................................................           9,199           (5,515)
         Inventory .................................................................          (6,834)         (12,719)
         Prepaid expenses and other ................................................           3,667           (5,019)
         Trade accounts payable and accrued liabilities ............................          (7,267)          10,079
                                                                                           ---------        ---------
         Net cash used in operating activities .....................................         (22,632)         (16,534)
                                                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements ...............................          (5,127)          (3,177)
   Purchase of equity investment ...................................................          (1,500)              --
   Purchases of marketable securities ..............................................        (303,557)        (291,659)
   Maturities of marketable securities .............................................         321,989           77,417
                                                                                           ---------        ---------
         Net cash provided by (used in) investing activities .......................          11,805         (217,419)
                                                                                           ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and sale-leaseback transactions .........             121            1,083
   Proceeds from issuance of common stock, net of issuance costs ...................           2,818          357,274
   Repayments of notes receivable from shareholder .................................              --              800
   Repurchases of common stock .....................................................              --              (31)
   Payments on notes payable and capital leases ....................................          (5,741)          (3,384)
                                                                                           ---------        ---------
         Net cash provided by (used in) financing activities .......................          (2,802)         355,742
                                                                                           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .......................            (121)              --
                                                                                           ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................         (13,750)         121,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................          91,660            7,450
                                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................       $  77,910        $ 129,239
                                                                                           =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest ..........................................................       $     555        $     862
                                                                                           =========        =========


     See accompanying notes to condensed consolidated financial statements.

                                NETRO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  ------------

1. DESCRIPTION OF BUSINESS:

        Netro Corporation (collectively, with its subsidiaries, the "Company") was incorporated in California in November 1994 and reincorporated into Delaware in June 2001. Netro is a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access and to provide mobile service operators with infrastructure applications. Netro's AirStar broadband access system derives its price-performance benefits from dynamic bandwidth allocation and a point-to-multipoint architecture that provides integrated voice and high-speed packet data services. The Company operates in one business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements at September 30, 2001 and 2000 have been included.

        The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

        Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2000 is derived from audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

        Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of less than three months. Investments with maturities greater than three months and less than one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company's investments, which mature at various dates through September 2003, consist of government and corporate debt securities and are classified as either "available-for-sale" or "held-to-maturity." "Available-for-sale" investments are stated at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income in the balance sheet. "Held-to-maturity" investments are stated at amortized cost.

INVENTORY

        Inventory, which includes materials and labor, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

                                           SEPTEMBER 30,       DECEMBER 31,
                                               2001               2000
                                           -------------       ------------
        Raw materials ...........            $ 1,335            $ 8,118
        Work-in-process .........              1,098              3,840
        Finished goods ..........              2,695             16,036
                                             -------            -------
                                             $ 5,128            $27,994
                                             =======            =======

NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding. Shares of common stock issuable pursuant to warrants and other stock option plans are excluded from diluted net loss per share for periods in which there is a loss as they would be antidilutive. Issuable shares with a strike price below the average market price of the common stock are potentially dilutive. Potentially dilutive weighted-average shares for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ---------------------           ---------------------
                                                         2001           2000             2001           2000
                                                        -----           -----           -----           -----
Shares issuable pursuant to
  warrants to purchase common stock .........              --              57              --              57
Shares issuable under stock option plans ....             575           5,050           1,346           5,323
                                                        -----           -----           -----           -----
                                                          575           5,107           1,346           5,380
                                                        =====           =====           =====           =====


        Total weighted-average options and warrants excluded from the diluted net loss per share computation for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ---------------------           ---------------------
                                                         2001            2000            2001            2000
                                                        -----           -----           -----           -----
Shares issuable pursuant to warrants
   to purchase common stock .................              57              --              57              57
Shares issuable under stock option plans ....           7,048           1,656           7,553           6,899
                                                        -----           -----           -----           -----
                                                        7,105           1,656           7,610           6,956
                                                        =====           =====           =====           =====

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                     -------------------------------         ------------------------------
                                                         2001                2000                 2001               2000
                                                     -----------          ----------         ------------          --------
     Net income (loss) .........................     $    (7,039)         $      206         $    (69,849)         $ (7,683)
                                                     ===========          ==========         ============          ========
     Weighted average shares of common stock
       outstanding used to compute basic
       net earnings (loss) per share ...........          52,328              50,892               52,102            49,013
                                                     ===========          ==========         ============          ========
     Basic net earnings (loss) per share .......     $     (0.13)         $     0.00         $      (1.34)         $  (0.16)
                                                     ===========          ==========         ============          ========
     Dilutive adjustments to basic weighted
       average shares outstanding:
         Dilutive effect of employee stock
         options ...............................              --               5,107                   --                --
                                                     -----------          ----------         ------------          --------
     Diluted weighted average shares
         outstanding ...........................          52,328              55,999               52,102            49,013
                                                     ===========          ==========         ============          ========
     Diluted net earnings(loss) per share ......     $     (0.13)         $     0.00         $      (1.34)         $  (0.16)
                                                     ===========          ==========         ============          ========

COMPREHENSIVE INCOME

        Comprehensive income includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders' equity. For the periods presented, comprehensive income is calculated as follows (in thousands):


                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                     -------------------------------         ------------------------------
                                                         2001                 2000               2001                2000
                                                     -----------          ----------         ------------          --------
     Net income (loss) .........................     $    (7,039)         $      206         $    (69,849)         $ (7,683)
     Unrealized gains on marketable
       securities ..............................             864                 522                1,292               522
     Foreign currency translation adjustments...            (119)                 --                 (147)               --
                                                     -----------          ----------         ------------          --------
     Comprehensive income (loss) ...............     $    (6,294)         $      728         $    (68,704)         $ (7,161)
                                                     ===========          ==========         ============          ========

AMORTIZATION OF DEFERRED STOCK COMPENSATION

        Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. For the periods presented, amortization is classified as follows (in thousands):


                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                     -------------------------------         ------------------------------
                                                         2001                 2000               2001                2000
                                                     -----------          ----------         ------------          --------
     Research and development ..................     $       118          $      124         $        356          $    383
     Sales and marketing .......................              65                  57                  194               209
     General and administrative ................              45                  74                  133               223
                                                     -----------          ----------         ------------          --------
     Amortization of deferred stock
       compensation ............................     $       228          $      255         $        683          $    815
                                                     ===========          ==========         ============          ========

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

4. DEBT AND CAPITAL LEASES:

        The following table summarizes obligations under long-term debt and capital leases (in thousands):


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        2001                2000
                                                                    -------------        ------------
     Borrowings under bank line of credit .................            $    --             $ 3,568
     Secured note payable to lender, due in
        monthly installments of $91 with interest
        at 12.5% ..........................................                 --                 975
     Note payable to BIRD Foundation ......................                121                  --
     Capital leases, due through 2003 .....................              1,722               2,920
                                                                       -------             -------
     Total long-term debt and capital leases ..............              1,843               7,463
     Less:  current portion ...............................             (1,593)             (6,183)
                                                                       -------             -------
                                                                       $   250             $ 1,280
                                                                       =======             =======

        In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000 and expires in January 2002. Borrowings are limited to an aggregate amount equaling approximately 80% and 90% of domestic and foreign eligible trade accounts receivables, respectively, and 50% of eligible foreign inventories. The line of credit is secured by the Company's trade accounts receivable and inventory. The borrowings under the line are due in January 2002 and accrue interest at the 30-day LIBOR rate plus 1.5% or the bank's prime rate, at the Company's option. Under the agreement, the Company must comply with certain financial and other covenants. In April 2001, the Company paid off the outstanding balance in full. As of September 30, 2001, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $2.2 million.

        In September 2001, the Company entered into an agreement with the Israel-United States Binational Industrial Research and Development Foundation
(BIRD) under which BIRD agreed to fund certain research and development activities jointly undertaken by the Company and Bungee Communications, its Israeli subsidiary. According to terms of the agreement, the Company will pay back the funding based on the revenue stream from the funded research and development activities at a rate based on the U.S. Consumer Price Index plus 12.5% for each additional year past the first year required to pay back the funding. No interest is due under the agreement if the funding is paid back during the first year of the relevant revenue stream. At September 30, 2001, the Company had received $121,000 of a maximum of $800,000 expected under the agreement.

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

CONTINGENCIES

        Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of the Company's common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California ("Netro California"), and the members of the Company's board of directors. The complaint in the action makes a number of allegations relating to the approval by the shareholders of Netro California of the merger transaction by which the Company's state of incorporation was changed from California to Delaware, including that the disclosures to shareholders in connection with that proposed transaction were incomplete or misleading in various respects. The complaint also alleges that the adoption by the Company's board of directors of a shareholder rights plan sometime after that merger transaction was in violation of Delaware law. The complaint seeks (1) to invalidate or rescind the merger transaction or, in the alternative, to obtain an order directing a new shareholder vote on that transaction; (2) to invalidate or reform the Company's certificate of incorporation and by-laws to eliminate certain alleged "anti-takeover provisions" contained in them; (3) to have the shareholder rights plan declared invalid or to obtain an order compelling the directors to redeem the rights distributed to the Company's shareholders thereunder; (4) to recover monetary damages in an unspecified amount, as well as plaintiff's attorneys' fees and expenses in bringing the action. The action is in its earliest stages. The Company and the other defendants believe the claims asserted by Mr. Coates in the action are without merit, and they intend vigorously to defend themselves against those claims.

        Soto-Gonzalez Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he was a former shareholder of the Company's common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, certain officers and directors of the Company ("Individual Defendants"), and Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. ("Underwriter Defendants") (collectively "defendants"). The Soto-Gonzalez action is one of more than 800 lawsuits currently pending in the U.S. District Court for the Southern District of New York against more than 140 different issuers, certain officers and directors of these issuers and more than 40 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000.

        The complaint in the Soto-Gonzalez action makes a number of allegations relating to the initial public offering of Company's common stock in August 1999, including that the disclosures made in connection with that offering were incomplete or misleading in various respects. The complaint alleges, among other things, that the defendants failed to disclose that the Underwriter Defendants:
(1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company's initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company's common stock. The complaint seeks to certify a class of shareholders who purchased the Company's common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff's attorneys' fees and expenses in bringing the action. The action is in its earliest stages. The Company and the Individual Defendants believe the claims asserted by Mr. Soto-Gonzalez in the action are without merit, and they intend vigorously to defend themselves against those claims.

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

        In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As the Company has no goodwill recorded on its balance sheet, these pronouncements are not expected to have a material impact on its financial position or results of operations.

8. SUBSEQUENT EVENT:

        On October 26, 2001, the Company granted 1,209,584 options to purchase the Company's common stock at the fair market value of $3.07 per share in accordance with the Company's Cancel and Re-grant Program. For a further discussion of the Company's Cancel and Re-grant Program, see note 3 of notes to consolidated financial statements.

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

OVERVIEW

        We are a leading provider of broadband wireless access equipment used by telecommunications service providers to provide businesses with high-speed voice and data access and to provide mobile service operators with infrastructure applications. We were incorporated in California in 1994 and reincorporated in Delaware in 2001. We introduced our first product, the AirMAN system, in 1996. The AirMAN system was designed to provide a dedicated link to connect two high traffic nodes in a network. We discontinued AirMAN in September 1998. We began development of a second system, the AirStar system, in 1996 and began deriving revenue from the AirStar system in 1998. Currently, all of our revenues are derived from sales of the AirStar system. Unlike the AirMAN system, the AirStar system allows multiple subscribers to communicate with a single hub radio in a point-to-multipoint architecture using packet based technology.

        The AirStar system is comprised of two principal components:

        - Customer Premise Equipment, which includes an outdoor radio unit which sends and receives signals to and from the hub equipment, and an indoor unit, which connects to the end-user's telecommunications and/or data network; and

        - Hubs, which include several outdoor radio units, each of which sends and receives signals from multiple customer premise equipment units, and an indoor unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider's core network.

        We began initial sales of an early AirStar system in Europe in early 1998. Since then, we have increased our product offering to encompass multiple frequencies thereby expanding our geographic coverage to include Latin America, North America and Asia.

        We sell our products indirectly through original equipment manufacturers
(OEMs) and local resellers in addition to through a direct sales force. Our sales to OEMs comprised approximately 13% and 38% of revenue for the three and nine months ended September 30, 2001, respectively. Our sales to OEMs comprised approximately 84% and 87% of revenue for the three and nine months ended September 30, 2000, respectively. Due to ongoing realignments of our relationships with certain of our OEM partners we are uncertain what portion of revenues OEMs will represent in future periods. However, in the event of continued significant direct sales, we will be required to improve and expand our internal sales, customer advocacy and administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations or fail to secure expected additional orders and, therefore, revenues during the balance of 2001 could be adversely affected. We experienced such cancellations and loss of orders during the first and second quarters of 2001. Overall, our visibility regarding potential future revenues is unclear.

        Sales to our largest OEM customer represented approximately 13% and 36% of our total revenues for the three and nine months ended September 30, 2001, respectively. Sales to four customers represented 36%, 34%, 13% and 11% of revenues for the three months ended September 30, 2001. Sales to one customer represented 82% of revenues for the three months ended September 30, 2000. Sales to three customers represented 36%, 33% and 13% for the nine months ended September 30, 2001. Sales to one customer represented 86% for the nine months ended September 30, 2000. Due to the nature and size of our equipment sales, we expect that certain customers will continue to account for a significant portion of our total revenues for the remaining quarters of 2001 and in the future.

        International revenues represented approximately 62% of revenues for the three months ended September 30, 2001 and 61% for the nine months ended September 30, 2001. However, substantially all of our domestic revenues are related to products sold to OEMs and direct resellers who have resold, or plan to resell, to end customers in international locations.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

        REVENUES. Current revenues primarily consist of product revenues from the sale of the AirStar system. Revenues decreased to $6.0 million for the three months ended September 30, 2001 from $20.5 million for the same period in 2000. Revenues for the nine months ended September 30, 2001 decreased to $17.2 million from $46.5 million for the same period in 2000. The decrease in revenues for each of the comparative periods was a result of delayed orders from current and potential service provider customers as well as cancelled orders from some of our OEM partners. Substantially all of the revenues for these periods were generated from installations in international locations.

        GROSS PROFIT(LOSS). Gross profit(loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit decreased to $1 million for the three months ended September 30, 2001 from $5.5 million for the same period in 2000. Gross profit as a percentage of revenues decreased to 16% for the three months ended September 30, 2001 from 27% for the same period in 2000. The quarterly decline in gross profit on a dollar basis as well as on a percentage basis primarily reflects an increase in the proportion of revenues coming from customer premise equipment as opposed to hub equipment and a sales volume insufficient to fully absorb internal operations expenses, partially offset by an increase in the proportion of revenues from direct sales and the sale of $250,000 of inventory which had previously been written off. Gross profit(loss) for the nine months ended September 30, 2001 decreased to a loss of $39.7 million from a gross profit of $11.8 million for the same period in 2000. Gross profit percentage for the nine months ended September 30, 2001 decreased to a negative 231% from a positive 25% for the same period in 2000. The decline in gross profit for the nine months ended September 30, 2001 on a dollar basis as well as on a percentage basis primarily reflects charges related to excess and obsolete inventory and other material-related commitments as well as an increase in the proportion of revenues coming from customer premise equipment as opposed to hub equipment and a sales volume insufficient to fully absorb internal operations expenses, partially offset by an increase in the proportion of revenues from direct sales. These charges of $41.7 million for the nine months ended September 30, 2001 are related to increased inventory levels and other material commitments made in anticipation of significantly higher revenue volumes than those achieved.

        We have experienced substantial quarterly fluctuations in gross profit in past quarters. The principal drivers of the quarterly fluctuations, other than the inventory and material-related commitments in the first two quarters of 2001, are the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 12:1 and 24:1 for the three months and nine months ended September 30, 2001, respectively. We expect the ratio of unit sales of customer premise equipment to hub unit sales to be in excess of 25:1 in future periods. Sales to OEMs generate lower gross profit percentages than sales to direct customers. Sales to OEMs represented 51% of revenues in both the first and second quarters of 2001 and 13% of revenues in the third quarter of 2001. In addition, we expect average selling prices for our products to decline substantially during 2001. To the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices decline, gross profit as a percentage of revenues will continue to decline during the second half of 2001. We expect that the introduction of new customers, channel mix, product mix and declining average selling prices will result in fluctuations in our gross profits in future quarters.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $5.7 million for the three months ended September 30, 2001 from $5.6 million for the same period in 2000. The increase in research and development expenses was primarily due to an increase in personnel and related compensation costs of $600,000 due mainly to an increased investment in Bungee Communications, our Israeli research and development subsidiary, partially offset by a decrease of $500,000 in third-party engineering charges, prototype and other expenses related to the timing of the development and release of new product features for the AirStar system. Research and development expenses for the nine months ended September 30, 2001 increased to $20.0 million from $17.1 million for the same period in 2000. The increase in research and development expenses was primarily due to an increase in personnel and related compensation costs of $3.2 million due mainly to an increased investment in Bungee Communications, partially offset by a decrease of $400,000 in third-party engineering charges, prototype and other expenses related to the timing of the development and release of new product features for the AirStar system.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses decreased to $2.7 million for the three months ended September 30, 2001 from $2.8 million for the same period in 2000. The decrease in sales and marketing expenses was due primarily to decreased personnel and related compensation costs of $300,000 resulting from lower sales volumes, partially offset by an increase in promotional expenses and other outside services of approximately $200,000. Sales and marketing expenses for the nine months ended September 30, 2001 increased to $10.0 million from $7.3 million for the same period in 2000. The increases were primarily due to an increase in personnel and related compensation costs related to an increase in average sales and marketing personnel from 45 to 59 and increases of $800,000 in promotional expenses.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as charges for doubtful accounts. General and administrative expenses increased to $3.3 million for the three months ended September 30, 2001 from $2.9 million for the same period in 2000. The increase was primarily due to increased facilities expenses of $600,000 associated with additional leased building space and growth in our infrastructure and an increase in director and officer insurance of $100,000, partially offset by decreases in reserves of $300,000. General and administrative expenses increased to $13.0 million for the nine months ended September 30, 2001 from $7.2 million for the same period in 2000. The increase was primarily due to increased personnel and related compensation costs related to an increase in general and administrative personnel from 25 to 28, an increase of $1.3 million for doubtful accounts reserves, severance expenses of $400,000 related to our reduction in work force effected June 30, 2001, fixed assets disposals of $400,000, increased facilities expenses of $1.7 million associated with additional leased building space and growth in our infrastructure, in addition to increased director and officer insurance of $100,000.

        AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. Amortization of deferred stock compensation was $228,000 for the three months ended September 30, 2001, compared to $255,000 for the same period in 2000. Amortization of deferred stock compensation for the nine months ended September 30, 2001 was $683,000, compared to $815,000 for the same period in 2000. For classification of amortization of deferred stock compensation, see note 2 of notes to consolidated financial statements.

        OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on low-risk marketable securities and interest paid on outstanding debt. Other income, net decreased to $3.9 million for the three months ended September 30, 2001 from $6.3 million for the same period in 2000, due to the decrease in cash balances and a reduction in interest rates. Other income, net, for the nine months ended September 30, 2001 increased to $13.6 million from $13.0 million for the same period in 2000, due to greater interest earned as a result of higher average cash balances resulting from the proceeds of the follow-on offering in March 2000 and, to a lesser extent, a decrease in interest expense.

        NET INCOME (LOSS). Net loss increased to $7.0 million for the three months ended September 30, 2001 from a net income of $206,000 for the same period in 2000, due primarily to the decrease in revenue. Net loss for the nine months ended September 30, 2001 increased to $69.8 million from $7.7 million for the same period in 2000, due primarily to the inventory and other material-related charges, in addition to decreases in revenues and increases in operating expenses.

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

        - We do not have visibility on our future revenue. If we cannot increase revenues, our business will be jeopardized.

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

        - Many projects that include our products require OEM expertise and third-party financing, which we are unable to provide. If sources for OEM or financing cannot be obtained as needed, service providers may not select our products.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2001, cash and cash equivalents were $77.9 million, short-term marketable securities were $132.1 million and long-term marketable securities were $124.4 million. We have a $10.0 million bank line of credit. As of September 30, 2001, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $2.2 million under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5% or the bank's prime rate, at our option. Capital lease obligations were $1.7 million at September 30, 2001. Future operating lease obligations were $22.0 million at September 30, 2001.

        Cash used in operating activities was $22.6 million for the nine months ended September 30, 2001 and $16.5 million for the same period in 2000. Cash used in operating activities for the nine months ended September 30, 2001 was primarily due to the net loss, adjusted for non-cash charges of $45.5 million, including inventory, doubtful accounts and contract loss provisions, and, to a lesser extent, the decrease in working capital of $1.2 million. Cash used in operating activities for the nine months ended September 30, 2000 was primarily due to the net loss and increases in trade accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

        Cash provided by investing activities was $11.8 million for the nine months ended September 30, 2001, while cash used for investing activities for the same period in 2000 was $217.4 million. Cash provided by investing activities for the nine months ended September 30, 2001 was due primarily to net maturities of marketable securities, partially offset by capital equipment purchases. Cash used in investing activities for the nine months ended September 30, 2000 was primarily due to purchases of marketable securities.

        Cash used for financing activities was $2.8 million for the nine months ended September 30, 2001, while cash provided from financing activities was $355.7 million for the same period in 2000. Cash used for financing activities for the nine months ended September 30, 2001 was primarily due to payments on the bank line of credit and capital leases, partially offset by proceeds from the issuance of common stock. Cash provided by financing activities for the nine months ended September 30, 2000 was primarily due to the issuance of common stock in connection with the follow-on offering.

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

        The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $319.5 million of marketable securities at September 30, 2001 by approximately $3.2 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of the Company's common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California ("Netro California"), and the members of the Company's board of directors. The complaint in the action makes a number of allegations relating to the approval by the shareholders of Netro California of the merger transaction by which the Company's state of incorporation was changed from California to Delaware, including that the disclosures to shareholders in connection with that proposed transaction were incomplete or misleading in various respects. The complaint also alleges that the adoption by the Company's board of directors of a shareholder rights plan sometime after that merger transaction was in violation of Delaware law. The complaint seeks (1) to invalidate or rescind the merger transaction or, in the alternative, to obtain an order directing a new shareholder vote on that transaction; (2) to invalidate or reform the Company's certificate of incorporation and by-laws to eliminate certain alleged "anti-takeover provisions" contained in them; (3) to have the shareholder rights plan declared invalid or to obtain an order compelling the directors to redeem the rights distributed to the Company's shareholders thereunder; (4) to recover monetary damages in an unspecified amount, as well as plaintiff's attorneys' fees and expenses in bringing the action. The action is in its earliest stages. The Company and the other defendants believe the claims asserted by Mr. Coates in the action are without merit, and they intend vigorously to defend themselves against those claims.

        Soto-Gonzalez Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he was a former shareholder of the Company's common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, certain officers and directors of the Company ("Individual Defendants"), and Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. ("Underwriter Defendants") (collectively "defendants"). The Soto-Gonzalez action is one of more than 800 lawsuits currently pending in the U.S. District Court for the Southern District of New York against more than 140 different issuers, certain officers and directors of these issuers and more than 40 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000.

        The complaint in the Soto-Gonzalez action makes a number of allegations relating to the initial public offering of Company's common stock in August 1999, including that the disclosures made in connection with that offering were incomplete or misleading in various respects. The complaint alleges, among other things, that the defendants failed to disclose that the Underwriter Defendants:
(1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company's initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company's common stock. The complaint seeks to certify a class of shareholders who purchased the Company's common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff's attorneys' fees and expenses in bringing the action. The action is in its earliest stages. The Company and the Individual Defendants believe the claims asserted by Mr. Soto-Gonzalez in the action are without merit, and they intend vigorously to defend themselves against those claims.

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

        None.


ITEM 5. OTHER INFORMATION.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        3.4     Amended and Restated Bylaws of the Company

        10.1 Form of Indemnification Agreement among the Company and Officers and Directors

NETRO CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NETRO CORPORATION
                                Date: November 12, 2001


                                By: /s/ Sanjay K. Khare
                                    ---------------------------------------
                                    Sanjay K. Khare
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)


                                By: /s/ Lisa A. Evins
                                    ---------------------------------------
                                    Lisa A. Evins
                                    Vice President of Finance
                                    (Principal Accounting Officer)

EXHIBIT INDEX

        3.4     Amended and Restated Bylaws of the Company

        10.1 Form of Indemnification Agreement among the Company and Officers and Directors.