Form 10-K
period 2001-12-31
NETRO CORP
filed 2002-03-29
CIK 1087779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 000-26963

Netro Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0395029
(State of incorporation)	(IRS Employer Identification No.)

3860 North First Street, San Jose, CA 95134

(408) 216-1500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 per share par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $118,664,481 on March 1, 2002, based on the average bid and asked price of the registrant’s common stock as reported on The Nasdaq Stock Market as of such date.

      There were 60,943,414 shares of the registrant’s common stock issued and outstanding as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Stockholders currently expected to be held on May 21, 2002 are incorporated by reference into Part III.

Page

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Index to Financial Statements

i

PART I

Item 1.     Business

      Certain matters discussed in this Annual Report on Form 10-K contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategy, product capability, financial condition, results of operation and business. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to Netro, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, regulatory, governmental and technological factors affecting our growth, operations, markets, products, services, licenses and other factors discussed under the heading “Risk Factors” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot be sure that any of our expectations will be realized.

Overview

      We are a leading provider of broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment to provide voice and high speed data access connections to end users, or between locations in the metropolitan telecommunications network, as an alternative to using wired or other connectivity. Our products are designed to provide access connectivity to residences and small and mid-sized businesses, as well as to provide infrastructure transmission connections between mobile phone service hubs and the core mobile telecommunications network. We began commercially shipping our first point-to-multipoint product, AirStar®, in 1998 and have a significant installed base for this product. AirStar is mainly targeted at service providers offering voice and high speed data services to small and mid-sized enterprises and mobile phone service providers for infrastructure applications. AirStar operates at the higher end of the licensed frequency spectrum (10 -  39 GHz) with support for an additional frequency, at the lower range (3.5 GHz).

      In February of 2002 we acquired from AT&T Wireless Services, Inc. their fixed wireless development team, a license to intellectual property, equipment and proprietary software assets. The technology was originally developed under the code name “Angel.” The Angel product was commercially deployed in the United States by AT&T Wireless and is a proven and mature platform that is mainly targeted at service providers offering voice and high speed data services to residential and small business customers, segments we do not address with the AirStar platform. Angel operates at the lower end of the licensed frequency spectrum (1.9 - 3.5 GHz). We plan to sell the Angel system internationally. We are in the process of modifying the Angel platform to conform to international standards, including adding frequency options that are more typically used in international markets, such as 3.5 GHz. We expect these modifications to be complete in the second half of 2002.

      Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, or “IP”, and data services. When modifications to the Angel platform are complete, we will offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, including Europe, Asia, North America and Latin America, which we believe is a significant competitive advantage.

      We were incorporated in California on November 14, 1994 and were reincorporated in Delaware on June 19, 2001. Our principal corporate offices are located at 3860 North First Street, San Jose, California 95134.

The Netro Solution

      The global telecommunications industry has experienced substantial deregulation during the past several years. Simultaneously, the emergence of the Internet and other telecommunications services has increased the demand for bandwidth. In addition, we believe that there is a growing demand for public telecommunications voice services in some less developed countries where, according to the International Telecommunication

Union, the number of telephone lines per 100 inhabitants, known as teledensity, is below 10.0. This is driving local access service providers to upgrade their networks and increase their service offerings. However, the public telecommunications infrastructure does not currently meet all the public access demand and therefore fixed wireless access systems have emerged as an alternative to copper wired infrastructure for telephony and access to the Internet. Fixed wireless technology is an attractive solution for network access needs, since it offers quick deployment, independence from the limitations of an existing wired network, lower infrastructure costs and lower operating costs.

      At the same time as deregulation, the emergence of the Internet and increased demand for telecommunications services in developing countries are driving the demand for new and better access solutions. Governments are also licensing mobile service providers to use new spectrum for advanced mobile phone services that include both voice calls and data functionality, such as Internet browsing. This next generation of cellular phone service, typically referred to as 3G cellular, is expected to require significantly more hub sites than existing cellular topologies. In addition, these hub sites will be transmitting not only voice, but also high speed data traffic. We believe that point-to-multipoint technology such as AirStar can be a more efficient and cost-effective alternative for connecting these 3G cellular hubs to the core mobile network than existing methods, such as leased lines and point-to-point radios.

      Our AirStar system operates at the higher licensed frequencies (10 - 39 GHz, with a low frequency version for 3.5 GHz) and is designed to allow service providers to offer a wide range of high speed data and voice services to small and mid-sized enterprises and to enable mobile service providers to deploy cost effective transmission infrastructure for their 3G cellular networks. AirStar has an impressive track record of performance and stability across a worldwide installed base. AirStar can handle a wide range of services providing on-demand bandwidth and allowing for oversubscription of available spectrum, thereby allowing service providers to maximize revenues from their broadband wireless installation.

      Our Angel system operates at the lower licensed frequencies (1.9 - 3.5 GHz) and is designed to offer residences and small businesses primary voice and high speed data services with speeds similar to those offered by DSL. Angel uses orthogonal frequency division multiplexing, or “OFDM”, to allow service providers non-line-of-sight coverage within a cell, to ensure that up to 95 percent of the population within a given cell will be covered by the base station. This non-line-of-sight capability, along with the quality of the services offered by Angel, make it a leading edge solution. Angel was deployed in the United States to 47,000 subscribers and was the first solution of its kind to be mass deployed and field proven.

      Both AirStar and Angel are designed to provide the following benefits to service providers:

•	Carrier Class Voice and High Speed Data Services. Many existing high speed access technologies are optimized for either voice or data traffic. However, offering both voice and data services can increase the average revenue per user a service provider can realize. Voice traffic requires fixed-speed, low-capacity transmissions, while data traffic requires variable-speed, high-capacity transmissions. Consequently, network operators wishing to carry both types of traffic, whether because they offer access solutions or are aggregating mobile phone traffic, often must choose among setting aside capacity to service peak transmission data traffic requirements, which typically requires installing more base stations, allowing degradation of service during heavy usage, or servicing a smaller number of subscribers. In contrast, service providers using the Angel or AirStar systems can support voice and high speed data from the same system without having to make these performance compromises.

•	Cost-Effective Deployment and Operation. Both AirStar and Angel use point-to-multipoint deployment architectures. By employing a point-to-multipoint architecture, one hub radio can serve multiple subscriber radios. This results in lower total radio costs than point-to-point architectures in which each radio can communicate with only one other radio. In addition, a significant portion of the cost to build an AirStar or Angel network is directly related to subscriber growth. To add subscribers in a sector, a provider simply installs equipment at the subscriber’s premises and activates the service remotely, allowing the service provider to incur costs concurrently with the subscriber growth. The Angel system also uses OFDM and therefore allows non-line-of-sight deployment, meaning that there is up to a 95 percent chance in a given cell that a subscriber can indeed be connected to the network. This reduces capital expenditures in terms of the number of hubs that need to be deployed and reduces service provider operating costs since there are fewer cases where, due to unanticipated coverage gaps, a service technician will fail to connect a subscriber who has requested service.

•	Quality of Service and Reliability. Service providers using Netro’s products can deploy bundles of voice and high speed data services at different price points to different market segments with high levels of service availability. In addition, AirStar permits differentiated service levels among subscribers. AirStar can prioritize transmissions depending on their source and type, and fill available transmission capacity with lower priority transmissions. Furthermore, Netro’s products are engineered to enable service providers to offer the same high reliability and availability for services that traditional service providers have historically offered for voice services. Reliability is accomplished through an error correction algorithm, redundancy and comprehensive network management software.

•	Global Market Coverage. We currently offer products to address point-to-multipoint licensed frequencies in Europe, Asia, North America, Latin America and the Middle East. We are also in the process of adapting our products to additional frequencies to address new markets and new spectrum auctions ongoing in our existing markets. In addition, we will be adding a 3.5 GHz frequency radio to the Angel system to make it suitable for some of the international markets we plan to address with this platform. We believe our experience around the world makes our products more attractive to service providers with multi-country strategies and enhances our ability to apply learning from established markets to developing markets.

•	Rapid Time to Market. Service providers using Netro’s products can achieve rapid time to market for integrated voice and high speed data connections through efficient installation, network management software and the ability to dynamically allocate capacity among subscribers. Service providers that we target have typically committed a high level of capital investment to enter the high speed wireless telecommunications services market, and thus are focused on quickly realizing a return on their investment. Our systems are scalable and allow service providers to rapidly offer new services to existing or incremental subscribers within a coverage area by a simple software command and a radio installation that is automatically configured by the base station with little technician intervention. By installing one base station, the service provider can attain coverage of many potential subscribers. For example, an AirStar cell operating at the 26 GHz frequency band can cover ranges from 5 to 15 square miles, depending on local conditions, and has a transmission capacity of over 600 Mbps. Compared to other high speed, wire-based technologies that often require lengthy and expensive upgrades before offering service or do not support integrated voice and data services, our products allow a service provider to rapidly deploy integrated voice and high speed data services as demand warrants.

Strategy

      Our objective is to be the leading worldwide supplier of broadband wireless, point-to-multipoint equipment used by telecommunications service providers. Key elements of our strategy include the following:

      Leverage our Leadership Position. We believe that AirStar is one of the most mature point-to-multipoint broadband wireless systems and has one of the largest worldwide installed bases. We have deployed the AirStar in several commercial networks worldwide including in Germany, Spain, Portugal, Poland and Argentina. We intend to leverage our successful commercial deployments at existing service providers by extending our sales into the networks that those same service providers are establishing in other countries and by using these customers as reference accounts for new service providers. We intend to capitalize on Angel’s maturity and capabilities in the low frequency market segment to enter quickly into international markets we are targeting for Angel.

      Capitalize on Technology Expertise and Extend Product Portfolio. We have dedicated ourselves to bringing technologically advanced, innovative and cost effective solutions to the broadband fixed wireless market. We believe that our expertise in relevant core technologies and our customer oriented approach to product definition and development have enabled us to achieve technological leadership in the broadband fixed wireless market. We intend to continue to devote significant resources to our research and development activities to maintain and enhance this leadership. Using our technology expertise and substantial understanding of the drivers behind a successful fixed wireless deployment, we will extend our product portfolio and product features to address more markets and needs by adding features to our current products, developing additional products and potentially acquiring additional companies or products.

      Reduce Product Costs. We believe that a key element to enabling the market for fixed broadband wireless is to reduce the cost per customer served and improve the business case for the service provider. We are currently in the process of several cost reduction initiatives, including engineering cost reductions which, we believe, will improve our financial performance and, more importantly, expand the addressable market. We also plan to extend the reach of our products into additional segments of the access market using third party products or technology.

      Enable Service Provider Business Models. We intend to continue to focus our product development efforts on features that would enable service providers to deploy differentiated, profitable services to their subscribers. Our Angel platform allows for non-line-of-sight operation and adaptive modulation and carries both circuit switched voice and packet data services. We believe integrating these capabilities is highly complex, and we intend to leverage our technology expertise to introduce new products and features rapidly and cost effectively. We intend to offer new features that will enable service providers to further differentiate their services. For example, we expect to introduce support for 3G infrastructure backhaul on the AirStar platform and increase the capacity of the Angel platform in 2002.

      Build Direct Sales and Customer Advocacy Infrastructure. We believe the best way to increase product sales and overall market acceptance of our products is through the development of a direct sales and customer advocacy infrastructure that allows systems integrators to participate in the product offering process while permitting our own personnel to directly touch the customer base. We presently market our products directly through sales offices in Brazil, Mexico, China, the United States and the UK, subsidiaries in France and Germany, local partners and OEMs as well as through Lucent and Nokia. We intend to devote significant resources to the expansion of our global presence and to establish strategic relationships with local system integrators who can reach and better serve additional segments of the market. We also plan to continue to work closely with our system integrators and service providers as well as third-party service and installation organizations to enable them to provide their own primary and secondary tiers of support for our products while our engineers and customer service personnel will provide backup support on a 24-hour per day, 7-day per week basis.

Products and Technology

      We currently develop, manufacture and sell the AirStar product for access offerings to small and mid-sized businesses and mobile infrastructure, and are developing the Angel platform for access offerings to residences and small businesses. We expect our Angel platform modifications to be completed during the second half of 2002. Each of our product lines is comprised of three principal components:

•	Customer Premise Equipment, which includes a radio element which sends and receives signals to and from the hub equipment, and a digital signal processing unit, which connects and provides interfaces to the end-user’s telecommunications and/or data network;

•	Hubs, which include several radio elements that send and receive signals from multiple customer premise equipment units and an aggregation unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider’s core network; and

•	Network Management Software, which controls and monitors the operation of hubs and customer premise equipment.

      We believe our AirStar and Angel products have industry-leading technologies including air interface technology, modulation technology, software and hardware implementations, advanced networking architecture, radio transmission technology and networking software capabilities. We first commercialized these technologies in the form of our AirStar family of products by focusing on the service provider’s needs. Angel’s key technologies were commercialized and deployed to over 47,000 subscribers in the United States. Key technology elements of Netro products include the following:

      Air Interface Protocol. We believe our products’ proprietary air interface protocols maximize the benefit of our point-to-multipoint architecture, and advanced peak traffic management techniques. Our air interface technology for AirStar, CellMACTM, schedules transmissions from each subscriber in very small increments. It allows subscribers to request additional capacity from the base station for peak demand data services through a capacity reservation mechanism that requires little wasted radio frequency. The base station can prioritize the requests according to service level agreements and allocates just enough capacity or time slots to enable the transfer of each transmission. Our air interface technology for Angel uses OFDM, which allows deployment in non-line-of-sight mode. In addition, Angel’s air interface technology supports adaptive modulation, thereby increasing bandwidth to some subscribers and doing the opposite for others, all based on a dynamic analysis of the link characteristics for each subscriber. This results in a larger effective transmission capacity and better bandwidth utilization. Angel’s air interface technology also supports circuit-switched voice services and packet data services, with data capacity allocated on demand.

      Effective Combination of Voice and Data. In AirStar, the CellMAC air interface utilizes asynchronous transfer mode, or ATM, to efficiently combine voice and data onto a single stream. This transports voice and data traffic simultaneously and maintains a guaranteed quality of service for each traffic type. Using this architecture, capacity for services can be provided based on average throughput requirements rather than peak throughput requirements. As a result, the capacity of the transmission is increased, resulting in better use of radio frequency and thus lower equipment expenditures. Our Angel technology carries circuit switched voice over narrow channels, without any degradation in voice quality. This leaves more bandwidth for dynamic sharing of data services.

      Radio Technology. Since our inception, we have worked extensively on radio designs and volume manufacturing processes to create robust yet cost-effective radios that support advanced radio technology and peak demand transmission capabilities. The current AirStar and Angel radios are both third generation designs and we are in the process of developing fourth generation designs for each platform which will reduce cost and enhance performance.

      Carrier Class Management Software. We believe that the network management systems we offer provide a significant competitive advantage. Our software architecture and use of object-oriented design principles for both real-time and network management software are key to making our software modular and adjustable to additional communications protocols. Our software extends the ability of our systems to enable the inter-working of voice protocols and support the concentration of voice traffic.

Sales and Marketing

      We have sales representatives in Brazil, Mexico, China, France, Germany, Singapore, Spain and the United Kingdom, as well as in Florida and in our corporate headquarters in San Jose, California. We sell our products indirectly through original equipment manufacturers, or “OEMs”, and local resellers in addition to through our direct sales force. In addition, we offer installation and maintenance services through our system integration partners and third-party installation and support organizations.

      During 2001, most of our sales were direct or through local resellers who rely heavily on Netro sales personnel and we expect this to continue in the future. In determining which accounts are appropriate for direct sales, we try to identify those that are key early adopters that can help drive our product feature sets in a manner that will better address the needs of the marketplace as a whole. These customers usually have the ability to install, integrate, service and maintain their systems themselves. For customers requiring significant installations integration and maintenance services, we typically sell our product through large OEMs, such as Lucent and Nokia.

      Revenues by geography based on to the location of our original customers were as follows:

				Percentage of
	Revenues			Total Revenue

	2001	2000	1999	2001	2000	1999

Latin America	$9,872	$6,661	$549	42%	10%	3%
Europe	6,028	1,447	3,736	25	2	21
Middle East	482	40	3,468	2	—	19
Asia	468	192	6	2	—	—

International	16,850	8,340	7,759	71	12	43
United States	6,809	60,187	10,426	29	88	57

	$23,659	$68,527	$18,185	100%	100%	100%

      Substantially all of our domestic revenues are related to products sold to OEMs and direct resellers. Almost all of their end customers are located outside of the United States.

      Countries that accounted for more than 10 percent of revenues based on the location of our original customers were as follows:

				Percentage of
	Revenues			Total Revenues

	2001	2000	1999	2001	2000	1999

United States	$6,809	$60,187	$10,426	29%	88%	57%
Argentina	$7,175	*	*	30%	*	*
France	$2,343	*	*	10%	*	*

*	Revenues less than 10 percent for period

      Regardless of the distribution channel that services the account, our direct sales force maintains contact with the service provider and the system integrator account team. This contact keeps us close to the evolving needs of the service providers and helps ensure that we are well positioned within each account.

      Our marketing group provides marketing support services for our executive staff, our direct sales force and for our OEMs and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and system integrators or resellers including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions. Our marketing group is also responsible for product management activities throughout each product’s lifecycle. These include the definition of product features, approval of product releases, specification of enhancements to our product and service offerings and determination of future product platforms.

Customers

      Historically, the predominant portion of our revenues have come from sales to large OEMs, such as Lucent, who have in turn resold Netro products to competitive phone service providers in Europe. During 2001, we began the process of changing our customer base to incumbent phone service providers and mobile service providers. Although the majority of our revenues in 2001 were ultimately related to installations by competitive phone service providers, our strategy for future growth is dependent on the acceptance of our products by these new target customers.

      Revenues from customers that comprised more that 10 percent of revenue were as follows:

				Percentage of
	Revenues			Total Revenues

	2001	2000	1999	2001	2000	1999

Lucent	$7,110	$59,220	$10,426	30%	86%	57%
Techtel	7,007	*	*	30	*	*
Condumex	2,390	*	*	10	*	*
Imed Link	*	*	1,792	*	*	10
NTL	*	*	1,767	*	*	10

Aggregate amount	$16,507	$59,220	$13,985	70%	86%	77%

*	Revenues less than 10 percent for period

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations and Manufacturing

      Our manufacturing activities, based in our San Jose facility, consist primarily of prototype manufacturing, final testing and system staging. Our strategy is to outsource manufacturing to contract manufacturers, which have the expertise and ability to achieve cost reductions associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. This also serves to turn some of our fixed costs into variable costs and enables us to share in the purchasing efficiencies enjoyed by these larger manufacturers.

      Our operations and manufacturing groups facilitate technology transfer between our research and development group and the contract manufacturers. We may also use our manufacturing operation to expedite the sales cycle before the full product is released to external manufacturers.

Research and Development

      We believe that our extensive experience designing and implementing high-quality network and radio components and system software has enabled us to develop high-value integrated systems solutions. As a result of these development efforts, we believe we have created an industry-leading platform for cost-effective high speed wireless voice and data delivery with dynamic allocation of capacity.

      We believe that our future success depends on our continued investment in research and development in core radio, networking and software technologies, and we expect to continue to invest a significant portion of revenues in this area. Our research and development expenses were $25.8 million in 2001, $24.3 million in 2000, and $19.3 million in 1999. We are committed to an ongoing new product development program that is based on an assessment of service providers’ needs and technological changes in the communications market. In addition, we expect research and development expenses to increase significantly as a result of our acquisition of the Angel product line. We are currently investing in improving performance, service and networking features and accelerating cost reduction for both the Angel and AirStar platforms.

      We are also currently investing significant resources in extending the capabilities, frequencies and capacity of the Angel product line. We plan to sell the Angel product in international markets and are currently in the process of modifying the Angel platform to conform to international standards, including adding frequency options that are more typically used in international markets, such as 3.5 GHz. While we expect these modifications to be complete in the second half of 2002, unforeseen difficulties could delay our modification and launch of the Angel product. For example, our ability to develop radios that operate at frequencies used in international markets depends on third parties to develop technology that will be incorporated in our radios. We cannot assure that these third parties will develop these components in a timely way, if at all.

Customer Advocacy

      A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We consolidate all aspects of our customer service, satisfaction and quality assurance initiatives into a customer advocacy group. Our customer advocacy organization is based in our San Jose headquarters. We also have a customer support presence in Germany, Mexico and the United Kingdom. Our customer advocacy organization in San Jose serves as the interface to our research and development group to highlight certain problems and also provides information about customers’ needs to our marketing and research and development organizations. Our customer support model consists of three tiers of support:

•	local problem isolation, which provides for on-site problem identification and resolution of relatively simple issues;

•	fault isolation and repair, which provides for consultation and instruction by technicians trained by product experts; and

•	expert level support from product engineering experts for the resolution of problems not remedied by the first two levels of support.

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

      We have a number of flexible hardware and software maintenance and customer support programs available for products beyond the applicable warranty period, depending on our customer preferences. As more trials begin carrying commercial traffic, we will migrate the support capabilities to off-hours, 24-hour per day, 7-day support, and continue to provide expert level support for service providers and system integrators.

Competition

      The market for high speed, wireless, point-to-multipoint telecommunications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, longer sales cycles and loss of market share, any of which would adversely affect our business.

      Depending on the market we are addressing, we face different types of competition:

•	Enterprise Access. As an enterprise access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as fiber optic cable and leased T1 and E1 lines and wireless solutions, such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing small and medium enterprise access, we compete through our AirStar product with large OEMs, such as Alcatel, Ericsson and Marconi, as well as with smaller wireless-only companies.

•	Residential and Small Business Access. As a residential and small business access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as DSL and cable modems. As a company within the point-to-multipoint fixed wireless industry addressing residential and small business access, we compete through our Angel product with established wireless local loop vendors, such as Innowave (a division of ECI Telecommunications), AirSpan and Alvarion, as well as with numerous startup companies that are developing products for our industry.

•	Mobile Infrastructure. As a technology for connecting cellular base stations to the core telecommunications network, point-to-multipoint fixed wireless solutions compete with wire-based solutions such as leased T1 and E1 lines and wireless solutions such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing cellular infrastructure, we compete through our AirStar product principally with large systems integrators, such as Alcatel, Ericsson and Marconi.

      We expect competition to persist and intensify in the future. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, sale and financing of their products than we can. Our competitors may also attempt to influence the adoption of standards that are not compatible with our current architecture. Our larger, more established competitors may have more influence with standards-setting bodies than we do. If standards other than ours are adopted, this may require us to incur additional development and integration costs and may delay our sales efforts.

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

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have four issued United States patents, with additional applications in process. We have also acquired from AT&T Wireless Services, Inc. a license to several patents and numerous patent applications associated with the Angel platform. These licenses are not transferable. In addition, although AT&T Wireless has agreed not to license these patents to our competitors for a period of five years, we cannot assure that they will enforce their rights against potential infringors. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

      From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business. Any claims could be time-consuming to deal with, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect on our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, in our sales agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. As part of our acquisition of assets from AT&T Wireless, we were assigned by AT&T Wireless, and we assumed, several contracts with third party software vendors. We are required to indemnify AT&T Wireless against claims that arise out of or in connection with the assumed contracts after the date of assignment and against claims that the assigned software infringes the intellectual or proprietary rights of others.

Employees

      As of December 31, 2001, we employed approximately 211 full-time employees and 14 contract personnel. Our full-time employees and contract personnel include 58 people in operations and manufacturing, 90 in engineering, 59 in sales, marketing and customer advocacy, and 18 in finance and administration. In connection with the acquisition of the Angel technology in February 2002, we added 124 employees. None of our employees is represented by collective bargaining agreements, and we consider relations with our employees to be good.

Item 2.     Properties

      We lease an approximately 100,000 square foot facility in San Jose, California, which we use for executive offices and for administrative, engineering, product development, manufacturing and sales and marketing purposes. The sublease for this facility expires in September 2006. We also maintain leases for executive office space in China, France, Germany, Israel, Mexico, Singapore, and the United Kingdom, which do not represent material financial obligations. In connection with acquisition of the Angel technology in February 2002, we assumed a lease to an approximately 100,000 square foot facility in Redmond, Washington, which expires in 2006.

Item 3.     Legal Proceedings

      Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of our common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California (“Netro California”), and the members of our board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19154 (“Coates I”). The complaint in Coates I makes a number of allegations relating to the approval by the shareholders of Netro California of the merger transaction by which our state of incorporation was changed from California to Delaware, including that the disclosures to stockholders in connection with that proposed transaction were incomplete or misleading in various respects. The complaint also alleges that the adoption by our board of directors of a stockholder rights plan sometime after that merger transaction was in violation of Delaware law. The complaint seeks (1) to invalidate or rescind the merger transaction or, in the alternative, to obtain an order directing a new stockholder vote on that transaction; (2) to invalidate or reform our certificate of incorporation and bylaws to eliminate certain alleged “anti-takeover provisions” contained in them; (3) to have the stockholder rights plan declared invalid or to obtain an order compelling the directors to redeem the rights distributed to our stockholders thereunder; and (4) to recover monetary damages in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

      On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. In addition, Mr. Coates has made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of our bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in our rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. These motions have not yet been submitted to the Court for its consideration.

      Separately, on or about December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants us and certain members of our board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). In the complaint in that action, Mr. Coates challenges a stock option cancellation and regrant program that was described in the 2001 proxy statement in connection with the approval by the stockholders of Netro California of an amendment to our 1996 stock option plan. Mr. Coates claims that the discussion in the proxy statement about the proposed amendment to the stock option plan and the stock option cancellation and regrant program was incomplete or misleading and that the stock option cancellation and regrant program violated the terms of the stock option plan, inter alia, because options were issued under that program with exercise prices at the then-prevailing market price for our common stock rather than the alleged “fair value” of that stock. The complaint seeks an order declaring the options issued in the program to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys fees and expenses. Defendants have filed a motion to stay or dismiss the complaint in Coates II, which motion has not yet been fully briefed.

      We and the other defendants believe the claims asserted by Mr. Coates in both of these actions are without merit, and we intend to vigorously defend against those claims.

      Soto-Gonzalez Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he was a former shareholder of our common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against us, certain of our officers and directors (“Individual Defendants”), and Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”) (collectively “defendants”). The Soto-Gonzalez action is one of more than 800 lawsuits currently pending in the U.S. District Court for the Southern District of New York against more than 310 different issuers, certain officers and directors of these issuers and more than 40 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000.

      The complaint in the Soto-Gonzalez action makes a number of allegations relating to the initial public offering of our common stock in August 1999, including that the disclosures made in connection with that offering were incomplete or misleading in various respects. The complaint alleges, among other things, that the defendants failed to disclose that the Underwriter Defendants: (1) charged us excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in our initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of our common stock. The complaint seeks to certify a class of stockholders who purchased our common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. The action is in its earliest stages. We and the Individual Defendants believe the claims asserted by Mr. Soto-Gonzalez in the action are without merit, and we intend to vigorously defend against those claims.

      From time to time, we are involved in various legal proceedings in the ordinary course of business. We are not currently involved in any additional litigation that, in management’s opinion, would have a material adverse effect on our business, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to our business in the future.

Item 4.     Submission of Matters to A Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common Stock

      Our common stock trades on The Nasdaq National Market under the symbol “NTRO”. As of March 1, 2002, the Company had approximately 176 stockholders of record and the closing price of our common stock was $3.06 per share as reported by The Nasdaq National Market. The following table shows the high and low bid prices of our Common Stock for the periods presented as reported on The Nasdaq National Market:

	High	Low

2000
First Quarter (ended 3/31/00)	$119.63	$32.94
Second Quarter (ended 6/30/00)	77.13	22.64
Third Quarter (ended 9/30/00)	85.88	43.50
Fourth Quarter (ended 12/31/00)	60.88	6.31
2001
First Quarter (ended 3/31/01)	11.63	4.88
Second Quarter (ended 6/30/01)	6.25	3.31
Third Quarter (ended 9/30/01)	4.00	2.21
Fourth Quarter (ended 12/31/01)	4.10	2.36

      We have not paid dividends on our Common Stock at any time and have no present plans to do so in the future.

      Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or operating results from amounts expected by securities analysts or investors could have an immediate and significant adverse effect on the trading price of our stock.

Recent Sales of Unregistered Securities

      On February 12, 2002, we issued and sold 8,200,000 shares of our common stock to AT&T Wireless as partial consideration for the purchase of certain of AT&T Wireless’ assets, pursuant to the terms of an Asset Purchase Agreement dated January 14, 2002. The assets acquired include intellectual property, equipment and proprietary software, all relating to the development, manufacture and assembly of fixed wireless telecommunications equipment developed under the code name project “Angel.” The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

Item 6.     Selected Consolidated Financial Data

      You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. The unaudited selected quarterly data for the years ended December 31, 2001 and 2000 are derived from our unaudited consolidated quarterly financial statements not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts):
Consolidated Statements of Operations Data
Revenues	$23,659	$68,527	$18,185	$5,438	$5,601
Cost of revenues	62,512	52,096	14,874	9,640	8,273

Gross profit (loss)	(38,853)	16,431	3,311	(4,202)	(2,672)

Operating expenses:
Research and development	25,782	24,265	19,307	16,143	15,289
Sales and marketing	13,281	10,455	5,794	4,819	3,776
General and administrative	16,996	9,812	6,259	3,968	3,500
Amortization of deferred stock compensation	857	1,064	1,104	—	—

Total operating expenses	56,916	45,596	32,464	24,930	22,565

Loss from operations	(95,769)	(29,165)	(29,153)	(29,132)	(25,237)
Other income, net	16,541	18,987	353	304	703

Net loss before provision for income taxes	(79,228)	(10,178)	(28,800)	(28,828)	(24,534)
Provision for income taxes	76	—	—	—	—

Net loss	$(79,304)	$(10,178)	$(28,800)	$(28,828)	$(24,534)

Basic and diluted net loss per share	$(1.52)	$(0.21)	$(1.31)	$(4.07)	$(5.11)
Shares used to compute basic and diluted net loss per share	52,196	49,639	21,988	7,087	4,798

	As of December 31,

	2001	2000	1999	1998	1997

	(Dollars, in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term marketable securities	206,444	277,564	45,337	15,128	25,706
Working capital	191,123	300,159	44,417	12,523	25,657
Total assets	349,721	421,753	65,814	26,788	37,708
Long-term debt and capital leases, net of current portion	64	1,280	3,633	4,547	4,209
Total stockholders’ equity	320,876	395,975	45,556	13,893	27,005

					Diluted Net
		Gross Profit	Net Income	Basic Net Income	Income (Loss)
	Revenue	(Loss)	(Loss)	(Loss) per Share	per Share

	(Unaudited, in dollars, in thousands except per share amounts)
Selected Quarterly Data
2000
First Quarter	10,454	2,206	(7,070)	(0.15)	(0.15)
Second Quarter	15,504	4,111	(819)	(0.02)	(0.02)
Third Quarter	20,520	5,486	206	0.00	0.00
Fourth Quarter	22,049	4,628	(2,495)	(0.05)	(0.05)
2001
First Quarter	9,131	(21,572)	(32,972)	(0.64)	(0.64)
Second Quarter	2,051	(19,131)	(29,838)	(0.57)	(0.57)
Third Quarter	6,043	969	(7,039)	(0.13)	(0.13)
Fourth Quarter	6,434	881	(9,455)	(0.18)	(0.18)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report.

      This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, gross profit (loss), and expenses, the need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Please read the section of this 10-K entitled “Risk Factors” and our other Securities and Exchange Commission filings which discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

      We are a leading provider of broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment to provide voice and high speed data access connections to end users, or between locations in the metropolitan telecommunications network, as an alternative to using wired or other connectivity. Our products are designed to provide access connectivity to residences and small and mid-sized businesses, as well as to provide infrastructure transmission connections between mobile phone service hubs and the core mobile telecommunications network. We began commercially shipping our first point-to-multipoint product, AirStar, in 1998 and have a significant installed base for this product. AirStar is mainly targeted at service providers offering voice and high speed data services to small and mid-sized enterprises and mobile telephone service providers for infrastructure applications. AirStar operates at the higher end of the licensed frequency spectrum (10 - 39 GHz) with support for an additional frequency in the lower range (3.5 GHz).

      In February of 2002, we acquired from AT&T Wireless Services, Inc. their fixed wireless development team, a license to intellectual property, equipment and proprietary software assets. The technology was originally developed under the code name “Angel.” The Angel product was commercially deployed in the United States by AT&T Wireless and is a proven and mature platform that is mainly targeted at service providers offering voice and high speed data services to residential and small business customers, segments we do not address with the AirStar platform. Angel operates at the lower end of the licensed frequency spectrum (1.9 - 3.5 GHz). We plan to sell the Angel system internationally, and are in the process of modifying the Angel platform to conform to international standards, including adding frequency options that are more typically used in international markets, such as 3.5 GHz. We expect these modifications to be complete in the second half of 2002.

      Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, IP and data services. When modifications are complete, we will offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, including Europe, Asia, North America and Central and South America, which we believe is a significant competitive advantage.

      We currently develop, manufacture and sell the AirStar product for access offerings to small and mid-sized business and mobile infrastructure, and are developing the Angel platform for access offerings to residences and small businesses. We expect out Angel platform modifications to be completed during the second half of 2002. Each of our product lines is comprised of three principal components:

•	Customer Premise Equipment, which includes a radio element which sends and receives signals to and from the hub equipment, and a digital signal processing unit, which connects and provides interfaces to the end-user’s telecommunications and/or data network;

•	Hubs, which include several radio elements that send and receive signals from multiple customer premise equipment units and an aggregation unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider’s core network; and

•	Network Management Software, which controls and monitors the operation of hubs and customer premise equipment.

      We sell our products indirectly through OEMs and local resellers in addition to through a direct sales force. Our sales to OEMs comprised approximately 31 percent of revenues in 2001, 89 percent of revenues in 2000, and 64 percent of revenues in 1999. Due to ongoing realignments of our relationships with certain of our OEM partners we are uncertain what portion of revenues OEMs will represent in future periods. However, in the event of continued significant declines in indirect sales, we will be required to continue to improve and expand our internal sales, customer advocacy and administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations and, therefore, revenues during 2002 could be adversely affected. We experienced such cancellations and loss of orders during 2001. Overall, our visibility regarding potential future revenues is unclear.

      International revenues represented approximately 71 percent of total revenues in 2001, 12 percent of total revenues in 2000, and 43 percent of total revenues in 1999. However, substantially all of our domestic revenues are related to products sold to OEMs. These OEMs have resold, or plan to resell, these products to end customers in international locations.

      We have adopted a strategy of outsourcing our manufacturing operations. While we have manufactured a small fraction of our products at our San Jose headquarters in 1999 and early 2000, by the fourth quarter of 2000, we achieved a goal of outsourcing substantially all of our volume product manufacturing and assembly to contract manufacturers. We maintain a small facility for prototype production in support of our research and development efforts. We expect to continue to outsource substantially all of our product manufacturing for both AirStar and Angel product lines to contract manufacturers.

Critical Accounting Policies

      Revenue Recognition. Revenues consist of sales made directly to end users and indirectly through OEMs and local resellers. Revenues from product sales are recognized when all of the following conditions are met: the product has shipped, an arrangement exists with the customer and we have the right to invoice the customer, collection of the receivable is probable and we have fulfilled all of our material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If we believe that the collectability of a receivable is not assured, we defer revenue recognition from such shipment until such time as the amounts due have been collected. Some of the factors that we use in evaluating whether or not to defer revenue from a particular customer include:

•	the customer’s liquid assets,

•	actual and projected income statements for the customer,

•	actual and projected cash flows for the customer,

•	our estimate of the customer’s ability to secure future financing,

•	the nature of the customer’s stockholder and lender base,

•	the political and economic environment in the country in which the customer operates, and

•	other intangible factors.

      As of December 31, 2001 we had an outstanding deferred revenue balance of $1.9 million, of which $1.1 million was related to sales to companies in Argentina. In addition, at December 31, 2001, we had a total of $2.1 million in outstanding receivables from companies in Argentina, of which $0.1 million was overdue. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which we recognized revenue related to such receivables. In the event that we recognize revenues for which the related receivable is not ultimately collected, and such receivable is in excess of the applicable allowances, our financial statements would be adversely affected.

      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At December 31, 2001, approximately 81 percent of the Company’s trade accounts receivable balance was represented by four customers. Accounts receivable, net of allowance for doubtful accounts of $1.5 million, was $3.7 million. We believe that we have sufficient allowances for doubtful accounts to address the risk associated with our outstanding accounts receivable.

      Equity Investments. From time to time, we make equity investments in third parties. Equity investments in companies in which we do not exercise a significant influence (generally those in which we own less than 20 percent of the voting stock outstanding) are accounted for using the cost method. Equity investments in which we exercise a significant but not controlling influence are accounted for using the equity method. Equity investments in which we exercise a controlling influence (generally those in which we own more than 50 percent of the voting stock outstanding) are consolidated into our financial statements. Currently, we have one investment accounted for under the cost method. All other equity investments are consolidated into our financial statements. We evaluate our investments on an ongoing basis using estimates of undiscounted future cash flows. Any impairment of value is written down in the period in which it occurs.

      Provision for Excess and Obsolete Inventory. Inventory, which includes material and labor costs, is stated at the lower of cost (first-in, first-out) or market. We maintain a reserve for estimated obsolescence or unmarketable inventory based upon assumptions about future demand for our products and the conditions of the markets in which our products are sold. This reserve is reflected as a reduction to inventory in the accompanying consolidated balance sheets. Significant management judgments and estimates must be made and used in connection with establishing these reserves. In 2001, we recorded approximately $25.7 million in inventory provisions. If actual market conditions are less favorable than our assumptions, additional reserves may be required.

Results of Operations

	Percent of Revenue

	2001	2000	1999

Revenues	100%	100%	100%
Cost of revenues	264	76	82

Gross profit (loss)	(164)	24	18

Operating expenses:
Research and development	109	36	106
Sales and marketing	56	15	32
General and administrative	72	14	34
Amortization of deferred stock compensation	4	2	6

Total operating expenses	241	67	178

Loss from operations	(405)	(43)	(160)
Other income, net
Interest income	73	29	8
Interest expense	(3)	(1)	(6)

Total other income, net	70	28	2

Net loss before provision for income taxes	(335)	(15)	(158)
Provision for income taxes	0	0	0

Net loss	(335)%	(15)%	(158)%

      Revenues. Revenues primarily consist of sales of the AirStar system. Revenues from product sales are recognized when all of the following conditions are met: the product has shipped, an arrangement exists with the customer and we have the right to invoice the customer, collection of the receivable is probable and we have fulfilled all of its material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. From time to time, we enter into agreements to sell products to customers on open credit terms. In such cases, if we believe that the collectability of the associated receivable is not assured, we defer revenue recognition from such shipment until such time as the amounts due have been collected. As of December 31, 2001 we had an outstanding deferred revenue balance of $1.9 million.

      Revenues by geography based on the location of our original customers were as follows:

	Revenues			% of Total Revenues

	2001	2000	1999	2001	2000	1999

Latin America	$9,872	$6,661	$549	42%	10%	3%
Europe	6,028	1,447	3,736	25	2	21
Middle East	482	40	3,468	2	—	19
Asia	468	192	6	2	—	—

International	16,850	8,340	7,759	71	12	43
United States	6,809	60,187	10,426	29	88	57

	$23,659	$68,527	$18,185	100%	100%	100%

      Substantially all of our domestic revenues are related to products sold to OEMs and direct resellers. Almost all of their end customers are located outside of the United States.

      Countries that accounted for more than 10 percent of revenues based on to the location of our original customers were as follows:

	Revenues			% of Total Revenues

	2001	2000	1999	2001	2000	1999

United States	$6,809	$60,187	$10,426	29%	88%	57%
Argentina	$7,175	*	*	30%	*	*
France	$2,343	*	*	10%	*	*

*	Revenues less than 10 percent for period

      Revenues from customers that comprised more that 10 percent of revenue were as follows:

	Revenues			% of Total Revenues

	2001	2000	1999	2001	2000	1999

Lucent	$7,110	$59,220	$10,426	30%	86%	57%
Techtel	7,007	*	*	30	*	*
Condumex	2,390	*	*	10	*	*
Imed Link	*	*	1,792	*	*	10
NTL	*	*	1,767	*	*	10

Aggregate amount	$16,507	$59,220	$13,985	70%	86%	77%

*	Revenues less than 10 percent for period

      Revenues decreased to $23.7 million in 2001 from $68.5 million in 2000, due principally to reduced demand for broadband wireless access equipment from competitive local exchange carriers in Europe, which was reflected in delayed and cancelled orders from some of our OEM partners. Revenues increased to $68.5 million in 2000 from $18.2 million in 1999, due principally to increased AirStar system sales to our OEM partners for resale to competitive local exchange carriers in Europe. This increased activity was related to an increase in spectrum licensing activity at frequencies utilized by the AirStar system. Overall, our visibility regarding potential future revenue is unclear.

      Gross Profit (Loss). Gross profit(loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit decreased to a loss of ($38.9) million in 2001 from a profit of $16.4 million in 2000. As a percentage of revenues, gross profit decreased to (164.2) percent in 2001 from 24.0 percent in 2000. The decline in gross profit on a dollar basis as well as on a percentage basis primarily reflects a $42.4 million charge related to excess and obsolete inventory and other material-related commitments made in anticipation of significantly higher revenue volumes than those achieved. Gross profit was also negatively affected, but to a lesser extent, by an increase in the proportion of revenues from customer premise equipment as opposed to hub equipment and a sales volume insufficient to fully absorb internal manufacturing expenses. These effects were partially offset by an increase in the proportion of revenues from direct sales. In addition, the negative effect of inventory and material related commitments on gross profit was offset in part by the sale of some products which for which we had fully reserved for obsolescence but which we were able to sell to customers. Although these sales were at significant discounts to the original cost of goods sold associated with these products, the net impact was to increase gross profit due to the reserves taken. The total amounts added to gross profit during 2001 as a result of these changes was $0.9 million. We do not expect to realize significant gross profit contribution from such sales in future periods. Gross profit increased to $16.4 million in 2000 from $3.3 million in 1999, due to increased unit sales of the AirStar product. Gross profit increased as a percentage of revenue to 24.0 percent in 2000 from 18.2 percent in 1999. This increase principally reflects the impact of cost reduction and improved absorption of manufacturing overhead with the 276.4 percent year-over-year increase in revenues.

      We have experienced substantial fluctuations in gross profit. The principal drivers of the fluctuations, other than the inventory and material-related commitments in 2001, are the level of revenues, the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 25:1 for 2001 compared to 8:1 for 2000 and 16:1 in 1999. We expect the ratio of unit sales of customer premise equipment to hub unit sales to be in excess of 25:1 in future periods. Sales to OEMs generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to OEMs represented 31 percent of revenues in 2001, compared to 89 percent of revenues in 2000 and 64 percent of revenues in 1999. In addition, we expect average selling prices for our products to decline substantially during 2002. We have initiatives underway to reduce direct manufacturing and indirect manufacturing overhead costs. However, to the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices and/or total revenues decline, gross profit as a percentage of revenues will continue to decline during 2002. We expect that the introduction of the Angel product, the introduction of new customers, channel mix, product mix, declining average selling prices, and our efforts to reduce product costs will result in fluctuations in our gross profits in future periods.

      Research and Development. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $25.8 million in 2001 from $24.3 million in 2000. The increase in research and development expenses was primarily due to an increase in personnel and related compensation costs due mainly to an increase in average research and development personnel from 158 to 161. This increase was partially offset by a decrease of $1.2 million in third-party engineering charges, prototype and other expenses related to the timing of the development and release of new product features for the AirStar system. Research and development expenses increased to $24.3 million in 2000 from $19.3 million in 1999, primarily due to an increase in research and development personnel from 142 to 158, an increase of $3.0 million in prototype material expenses, a $0.4 million increase in third-party engineering charges and expenses related to the release of new product features for the AirStar system. We expect that continued substantial investment in research and development, particularly in the modification of the Angel product, will be critical to attaining our strategic product and cost reduction objectives. In addition, as a result of our acquisition of the Project Angel product line from AT&T Wireless, we significantly increased the number of research and development projects that we are engaged in and also added 96 research and development personnel. As a result, we expect research and development expenses to increase on both a dollar and percentage basis in 2002.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel. We also incur expenses related to product management, trade show and promotional expenses. Sales and marketing expenses increased to $13.3 million in 2001 from $10.5 million in 2000. The increases were primarily due to an increase in personnel and related compensation costs related to an increase in average sales and marketing personnel from 45 to 59 and increases of $1.1 million in promotional expenses. Sales and marketing expenses increased to $10.5 million in 2000 from $5.8 million in 1999. The increase was primarily due to the significant expansion in the average number of sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities associated with the AirStar system from 37 to 45. We expect these expenses to continue to increase both on an absolute basis and as a percentage of revenues in 2002 as we invest in expanding our sales and customer advocacy organizations and as the percentage of our sales to systems integrators declines.

      General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses increased to $17.0 million in 2001 from $9.8 million in 2000. The increase was primarily due to increased personnel and related compensation costs related to an increase in general and administrative personnel from 25 to 28, an increase of $1.3 million for doubtful accounts reserves, severance expenses of $0.8 million related to our reduction in work force effected June 30, 2001, fixed assets disposals of $0.4 million, increased facilities expenses of $2.4 million associated with additional leased building space and growth in our infrastructure, in addition to increased director and officer insurance of $0.4 million. General and administrative expenses increased to $9.8 million in 2000 from $6.3 million in 1999. The increase was primarily due to increases in personnel and related compensation costs related to an increase in general and administrative personnel from 20 to 29, increased costs associated with being a public company of $0.9 million and increased reserves associated with higher revenues by $0.5 million. We expect our general and administrative expenses to increase due to our acquisition of assets from AT&T Wireless in absolute dollars and as a percentage of revenues in 2002.

      Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $4.8 million through December 31, 2001. Amortization of deferred stock compensation was $857,000 in 2001 and $1.1 million in 2000 and 1999.

      Other Income, net. Other income, net consists primarily of interest income earned on low-risk, marketable securities and interest paid on outstanding debt. Other income, net decreased to $16.5 million in 2001 from $19.0 million in 2000 due to decreased cash balances and declining interest rates. Other income, net increased to $19.0 million in 2000 from $0.4 million in 1999 due to significantly increased cash balances from our follow-on offering in March 2000.

      Income Taxes. We have incurred a net loss for each period since inception. Recorded income taxes represent taxes paid by our foreign subsidiaries. As of December 31, 2001, we had Federal and state net operating loss carry forwards of approximately $173.0 million and $63.0 million, respectively, which expire at various dates through 2022. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership resulting from the sales of common stock will limit the future annual realization of the tax net operating loss carry forwards.

Liquidity and Capital Resources

      As of December 31, 2001, cash and cash equivalents were $90.5 million, short-term marketable securities were $116.0 million and long term marketable securities were $119.9 million. We have a $10 million bank line of credit which expires in January 2004. Under the agreement, the we must comply with certain financial and other covenants. As of December 31, 2001, we were in compliance with all covenants. As of December 31, 2001, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $2.3 million under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. At December 31, 2001, the amount available under the line of credit was $3.5 million. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5 percent, 3.4 percent at December 31, 2001, or the bank’s prime rate, 4.8 percent at December 31, 2001, at our option. Capital lease obligations were $1.3 million at December 31, 2001. Operating lease obligations through 2006 were $20.4 million at December 31, 2001.

      Cash used in operating activities was $28.3 million in 2001 due primarily to the net loss, adjusted for non-cash charges of $43.0 million, including provisions for inventory, doubtful accounts and material-related commitments. Cash used in operating activities was $33.0 million for the year ended December 31, 2000, primarily due to the net loss in addition to a $21.0 million increase in inventory.

      Cash provided by investing activities was $30.4 million for the year ended December 31, 2001, primarily due to net maturities of marketable securities of $37.8 million, partially offset by $5.8 million in capital equipment purchases. Cash used in investing activities was $238.5 million for the year ended December 31, 2000, primarily due to net purchases of marketable securities of $233.3 million.

      Cash used in financing activities was $3.2 million for the year ended December 31, 2001, primarily due to payments on the bank line of credit and capital leases of $6.1 million, partially offset by proceeds from the issuance of common stock of $2.9 million. Cash provided by financing activities was $355.8 million for the year ended December 31, 2000, primarily due to $357.9 million from the net proceeds of our follow-on offering in March 2000.

      The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally make rolling 60-day purchase commitments, subject to cancellation fees. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. As of December 31, 2001, amounts outstanding under forecasts and long-lead time commitments were $3.1 million.

      In addition, from time to time in the past, we have committed to purchase minimum volumes of products from certain of our contract manufacturers. As of December 31, 2001 the value of outstanding minimum purchase commitments for which we had not yet placed purchase orders was $31.6 million. We believe that our currently forecasted demand for products, combined for our reserves for inventory and material related commitments will be sufficient to meet these commitments in the future.

      We have no other material commitments. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts for both our AirStar and Angel products. We expect to continue to expend significant but smaller amounts on property and equipment related to the expansion of our facilities, and on laboratory and test equipment for research and development.

      On February 12, 2002, we acquired AT&T Wireless’ fixed wireless development team, a license to intellectual property, equipment and proprietary software assets for $16 million in cash and 8.2 million shares of Netro common stock.

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

Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board, or “FASB”, issued Statement of Financial Accounting Standards, or “SFAS”, Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As we had no goodwill recorded on our balance sheets at December 31, 2001, these pronouncements did not have a material impact on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We do not anticipate the adoption of this pronouncement to have a material impact on our financial position or results of operations.

Risk Factors

      You should carefully consider the following factors and other information in this prospectus before deciding to purchase our common stock. Any of these risks could have a material adverse effect on our business, financial condition, results of operations and prospects, which could in turn have a material adverse effect on the price of our common stock.

     We Have a History of Losses, Expect Future Losses and May Never Achieve Profitability

      We have never recorded net income from operations and as of December 31, 2001, we had an accumulated deficit of $185.9 million. We expect to continue to incur net losses. We incurred net losses of approximately $79.3 million in 2001, $10.2 million in 2000 and $28.8 million in 1999. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve profitability. To date, we have funded our operations primarily through the sale of equity securities. We cannot be certain that we will realize sufficient revenues to achieve profitability. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, if we fail to reduce our product costs quickly enough, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

If We Are Unable to Change Our Customer Base, Our Revenues Will Continue to Decline and Our Results of Operations Will Suffer

      During 2000, the majority of our revenues came from sales to original equipment manufacturers, or OEMs, who in turn, resold our products to competitive local exchange carriers in Europe. Since that time, there has been a significant dislocation in the market for these service providers, particularly in the United States and Europe, which has included several prominent bankruptcies. During 2001, we began the process of modifying our AirStar product line to be more suitable for incumbent local exchange carriers and mobile service operators. Furthermore, we believe that the most significant market for our Angel product will be incumbent local exchange carriers. We have limited experience with sales to these types of customers. We cannot assure you that these customers will be willing to purchase products from a smaller company such as Netro. Furthermore, sales cycles with these customers can be even longer than with competitive local exchange carrier customers. For example, in connection with sales of our AirStar product to our first incumbent local exchange carrier customer, we received a commitment from them to qualify our product approximately six months prior to the commencement of qualification testing, qualification testing took more than three months, and our first order following the completion of qualification testing took more than six months from the date qualification testing was complete. We cannot assure that we will ever sell enough of our AirStar or Angel products to become profitable.

Due to Our Limited Operating History, It Is Difficult to Predict Future Operating Results or Our Stock Price

      We have generated only limited revenues to date, and revenues from our current AirStar product have been significant only in the past three years. Prior to 1999, most of our revenues came from sales of a discontinued product line. In 2001, sales of the AirStar product declined significantly compared to 2000. In the second half of 2002, we plan to begin selling our new Angel product. Due to our limited operating history, disappointing sales of the AirStar product in 2001, and the uncertainties associated with the time of launch and market acceptance of our new Angel product line in 2002, it is difficult for us to predict future results of operations. Investors in our common stock must consider our operational and financial prospects in light of these risks.

Our Future Operating Results Are Dependent on the Sales of Two Similar Product Lines Serving an Emerging Market. If Revenues From These Products Do Not Meet Our Expectations, We Will Not Have Other Products to Offset the Negative Impact on Our Operating Results

      We currently derive substantially all of our revenues from our AirStar product line and expect that this will continue until our Angel product enters the market. If there are unexpected changes in revenues from our current product or if our Angel product is not accepted by the market, we will not have other products to offset the negative impact on our operating results. Many of the risk factors listed in this section could negatively affect sales of our product line. The market may not continue to demand our current product and we may not be successful in developing or marketing our Angel product or any new or enhanced products. Any reduction in the demand for our current product or our failure to successfully develop or market our Angel product and introduce new or enhanced products could adversely affect our operating results and cause the price of our common stock to decline.

If We Are Not Able to Successfully Modify, Market and Sell Our New Angel Product, Anticipated Benefits of Our Acquisition of Assets From AT&T Wireless May Never Be Achieved

      In February 2002, we acquired technologies and other assets from AT&T Wireless Services, Inc. (“AT&T Wireless” or “AWS”) associated with its Angel product. We plan to sell the Angel product in international markets and are currently in the process of modifying the Angel platform to conform to international standards. While we expect these modifications to be complete in the second half of 2002, unforeseen difficulties could delay our modification and launch of the Angel product, including difficulties and delays that are out of our control. For example, our ability to develop radios that operate at frequencies used in international markets depends on third parties to develop technology that will be incorporated in our radios. We cannot assure that these third parties will develop these components in a timely way, if at all. Even if these components are successfully developed, we cannot assure that the Angel product will achieve market acceptance or generate revenues.

If We Are Unable to Integrate Successfully the Employees, Technologies and Other Assets We Acquired from AT&T Wireless into Our Company, We May Not Achieve the Anticipated Benefits of the Acquisition

      We are in the initial stages of integrating the new employees, technologies and other assets related to the Angel product that we acquired from AT&T Wireless in February 2002 into our company and corporate culture. Because the new employees and facility will remain in Redmond, Washington, and our headquarters are in San Jose, California, we face the challenge of integrating new and old employees in geographically disparate locations. The new employees were part of a well-funded research and development project for a company much larger and more established than Netro. It could be difficult or take time for our new employees to adjust to the resource constraints imposed by operating in a small company culture. The integration will take time and could distract management from our business. We cannot assure you that we will be successful in integrating the acquired personnel or other assets into Netro. If we are unable to integrate successfully the employees, technologies and other assets we acquired, we may incur increased expenses and may never achieve the anticipated benefits of the acquisition. In addition, if any significant number of the new Angel product employees were to leave our company, we may experience difficulties in launching and selling the product.

     If We Cannot Reduce Our Product Costs, Our Results of Operations Will Suffer

      We expect that the average selling price for broadband fixed wireless equipment will decline substantially during 2002. In addition, market acceptance of our products will depend in part on reductions in the unit price of our AirStar and Angel products. If we cannot reduce the cost of our products enough to keep pace with the required price reductions, our product sales and/or our gross margins, and consequently our results of operations, will suffer. We have experienced significant delays in implementing cost reductions in the past and may continue to experience delays in the future.

      Our ability to implement cost reductions is also dependent on factors outside of our control. For example,

•	our contract manufacturers must correctly implement cost reductions that we design into the products.

•	our cost projections are based upon assumptions regarding the ability of our contract manufacturers to achieve volume-related cost reductions.

•	many of our design cost reductions depend on the emergence of low-cost components which we expect to be developed by third parties.

      We do not control these third parties. To the extent they are unable or unwilling to cooperate with us in reducing product cost, or their efforts in this regard are not timely, our product costs will exceed our internal projections.

      In addition, we believe that the price for high speed wireless telecommunications equipment is driven by the prevailing price for other high speed connection technologies, such as the cost of obtaining digital subscriber line service or leasing a T1 connection from the traditional telecommunications service provider in a given locale. The price of these connections has declined significantly in many countries in the recent past, and could decline significantly in the future. If this trend continues, service providers might be more likely to use these kinds of connections than to introduce new technology such as our products, which would adversely affect our market share and pricing.

If We Do Not Succeed in Developing Relationships Directly with Telecommunications Service Providers and in Strengthening Our Direct and Indirect Sales Channels, Our Business Will Be Harmed

      Prior to 2001, our revenues depended to a significant extent on orders from Lucent, an OEM. When Lucent began implementing restructuring initiatives at the end of 2000, the division with which we had historically coordinated our efforts was shut down. As a result, in 2001 our business suffered and our results were disappointing due to the drop-off in orders from Lucent. In 2001, we began efforts to decrease our focus on selling to OEMs and to develop a sales and customer advocacy infrastructure that deals directly with the ultimate customer, the telecommunications service provider. Strengthening our direct sales force continues to be a vital part of our strategy. If we do not develop these direct contacts with and sales to the service providers, we will not be able to diversify and expand our customer base and will continue to depend on indirect sales through OEMs. In addition, failure to develop these contacts would prevent us from building and maintaining the long-term relationships needed to sustain our installed customer base. Our relationships with our current service provider customers must also be maintained and strengthened so that we can provide potential service provider customers with positive customer references. Furthermore, if we are unable to expand our business with current service provider customers as they extend their networks into other countries, our business will be harmed.

      In order to develop these relationships, we need to continue to increase the size of our direct sales and customer advocacy organizations. Qualified personnel are difficult to find and training these personnel requires a significant time commitment. It may take a substantial amount of time for new personnel to become productive. To the extent we are unable to further expand our direct sales force and customer advocacy organizations, we will not be able to accomplish our goal of developing and maintaining long-term relationships with service providers.

Many Projects That Include Our Products Require System Integration Expertise and Third-Party Financing, which We Are Unable to Provide. If Sources for System Integration or Financing Cannot Be Obtained as Needed, Service Providers May Not Select Our Products

      Some service providers using our products purchase them as a part of a larger network deployment program that can require capital expenditures in the hundreds of millions of dollars. In some circumstances, these service providers require their equipment vendors to integrate equipment into these larger networks and finance deployment. We will be unable to provide this integration or financing and therefore will have to rely on the ability of OEMs or third parties to integrate or finance these transactions. In the event that we are unable to identify distributors and OEMs that are able to provide this integration or financing on our behalf, we would be unable to compete for the business of some service provider accounts and our business might be adversely affected.

The Majority of Service Providers Using Our Products are International and Payments from Them Are Dependent on the Political and Economical Situation in Those Countries

      Our products are marketed almost exclusively to an international customer base. The stability of these customers and their service bases are directly related to the political and economic situations in these various countries. In 2001, 30 percent of our sales were to Argentina, a country which has experienced significant political and economic instability in recent months. Continuing instability in Argentina or additional political or economic instability in other countries could significantly impact our ability to sell to and collect from existing or potential customers.

Intense Competition in the Market for Communications Equipment Could Prevent Us from Increasing or Sustaining Revenues or Achieving or Sustaining Profitability

      The market for high speed, wireless, point-to-multipoint telecommunications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, longer sales cycles and loss of market share, any of which would adversely affect our business.

      Depending on the market we are addressing we face different types of competition:

•	Enterprise Access. As an enterprise access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as fiber optic cable and leased T1 and E1 lines and wireless solutions, such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing small and medium enterprise access, we compete through our AirStar product with large OEMs, such as Alcatel, Ericsson and Marconi, as well as with smaller wireless only companies.

•	Residential and Small Business Access. As a residential and small business access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as DSL and cable modems. As a company within the point-to-multipoint fixed wireless industry addressing residential and small business access we compete through our Angel product with established wireless local loop vendors, such as Innowave (a division of ECI Telecommunications), AirSpan and Alvarion, as well as with numerous startup companies that are developing products for our industry.

•	Mobile Infrastructure. As a technology for connecting cellular base stations to the core telecommunications network, point-to-multipoint fixed wireless solutions compete with wire-based solutions such as leased T1 and E1 lines and wireless solutions such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing cellular infrastructure, we compete through our AirStar product principally with large OEMs, such as Alcatel, Ericsson and Marconi.

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

We Have a Long Sales Cycle, which Could Cause Our Results of Operations and Stock Price to Fluctuate

      Our sales cycles are long and unpredictable. As a result, our revenues may fluctuate from quarter to quarter and we may be unable to adjust our expenses accordingly. This would cause our operating results and stock price to fluctuate. OEMs and service providers typically perform numerous tests and extensively evaluate products before incorporating them into networks. The time required for testing, evaluation and design of our products into the service provider’s network typically ranges from six to twelve months. If a service provider decides to supply commercial service with our products, it can take an additional six to twelve months before a service provider commences deployment of our products. Some additional factors that affect the length of our sales cycle include:

•	acquisition of roof rights;

•	deployment and planning of network infrastructure;

•	complexity of a given network;

•	scope of a given project;

•	availability of radio frequency; and

•	regulatory issues.

      In addition, the delays inherent in our sales cycle raise additional risks of service provider decisions to cancel or change their product plans. Our business is adversely affected when a significant customer reduces or delays orders during our sales cycle or chooses not to deploy networks incorporating our products. For example, delays in the licensing process for 26GHz spectrum in China have limited our ability to sell a product we developed specifically for this market.

We May Purchase Significant Inventory for Planned Sales which Do Not Materialize

      In future periods, we generally anticipate significant increases in our working capital needs due to planned revenue increases. In anticipation of these expected revenues, we may purchase significant amounts of inventory and incur significant payment obligations. Due to the long and unpredictable nature of our sales cycle or other factors outside of our control, these anticipated future revenues may not materialize. If the anticipated revenues do not materialize, we could end up with inventory levels and/or purchase commitments with vendors that are significantly in excess of our needs, which could diminish our working capital and/or cause significant losses. We experienced such excesses in recent quarters as a result of lower than expected revenues during such periods.

Our Products May Contain Defects that Could Harm Our Reputation, Be Costly to Correct, Expose Us to Litigation and Harm Our Operating Results

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

Our Business Is Subject to Many Factors that Could Cause Our Quarterly Operating Results to Fluctuate and Our Stock Price to Be Volatile

      Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

•	the timing and amount of, or cancellation or rescheduling of, orders for our products;

•	the timing and our ability to develop, introduce, ship and support new products and product enhancements, such as our planned introduction of our Angel product, and manage product transitions;

•	announcements, new product introductions and reductions in price of products offered by our competitors;

•	market acceptance of our products;

•	a decrease in the average selling prices of our products;

•	our ability to achieve cost reductions;

•	our ability to obtain sufficient supplies of sole or limited source components for our products;

•	our ability to achieve and maintain production volumes and quality levels for our products;

•	the volume of products sold and the mix of distribution channels through which they are sold;

•	the loss of any one of our major customers or a significant reduction in orders from those customers;

•	increased competition, particularly from larger, better capitalized competitors;

•	fluctuations in demand for our products and services; and

•	telecommunications and wireless market conditions and economic conditions generally.

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

We Depend on Contract Manufacturers. If These Manufacturers Are Unable to Fill Our Orders on a Timely Basis, and We Are Unable to Find Alternative Sources, We May Be Unable to Deliver Products to Meet Customer Orders

      We currently only manufacture prototypes of our products and perform testing and staging at our own facilities. The remaining manufacturing is performed by contact manufacturers. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we would have to identify and train acceptable alternative manufacturers, which could take as long as six months and cause our results of operations to suffer. We also expect to use contract manufacturers to manufacture the Angel product line, however, none of our current contract manufacturing partners, nor any of the other partners with whom we are in discussions, have experience manufacturing the Angel product line. As a result, we cannot be assured of their ability to manufacture the Angel product at the costs we currently estimate or with sufficient quality. Additionally, it will take these contract manufacturers time and expense to establish the supply chain necessary to obtain components and sub-assemblies. We cannot assure that they will be able to timely establish the supply chains and become qualified to manufacture the Angel product. As a result, we may not be able to achieve our goal of making shipments and obtaining revenues during the second half of 2002 from the Angel product line.

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

If We Do Not Meet Product Introduction Deadlines, Our Business Will Be Harmed

      Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business. In the past, we have experienced design and manufacturing difficulties that have delayed our development, introduction or marketing of new products and enhancements which has caused us to incur unexpected expenses. For example, the first trial shipments of AirStar were delayed for almost one year due to technical problems. In addition, some of our customers have conditioned their future purchases of our products on the addition of product features. In the past we have experienced delays in introducing new features. We also cannot assure that we will be successful in our efforts to release product enhancements enabling significantly higher peak transmission rates than we currently offer. Furthermore, in order to compete in many markets, we will have to develop different versions of our existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market.

Because Some of Our Key Components Are from Sole Source Suppliers or Require Long Lead Times, Our Business Is Subject to Unexpected Interruptions, which Could Cause Our Operating Results to Suffer

      Many of our key components are complex to manufacture and have long lead times. They are purchased from sole source vendors for which alternative sources are not currently available. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and our revenues and results of operations would suffer. If we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share.

If High Speed Wireless Telecommunications Technology or Our Implementation of This Technology Is Not Accepted by Service Providers, We Will Not Be Able to Sustain or Grow Our Business

      Our future success is substantially dependent on whether high speed wireless telecommunications equipment gains market acceptance as a means to provide telecommunications voice and data services. All of our products are based on this technology. In the event that service providers adopt technologies other than the high speed wireless technology that we offer, we may not be able to sustain or grow our business. Service providers continuously evaluate alternative high speed access technologies, including wire-based technologies such as digital subscriber lines, cable modems, fiber optic cable and T1 connections leased from the traditional service providers in a given locale, as well as different wireless technologies. In addition, widespread acceptance of our technology may be hindered by inherent technological limitations, such as coverage limitations or bandwidth limitations.

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

If We Are Unable to Manage Our International Operations Effectively, Our Business Would Be Adversely Affected

      Sales of products which were ultimately deployed internationally accounted for approximately 92 percent of our revenues in 2001, 96 percent of our revenues in 2000 and 79 percent of our revenues in 1999. In addition, most equipment purchased by domestic customers has been shipped to international service providers. Our international operations are subject to a number of risks and uncertainties, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially less effective protection of intellectual property;

•	the difficulties and costs of obtaining regulatory approvals for our products;

•	unexpected changes in regulatory requirements; and

•	legal uncertainties regarding liability, tax, tariffs and other trade barriers.

      Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to expand into international markets.

We Face Risks Associated with Shareholder Litigation

      We and certain members of our board of directors have been sued by alleged shareholders in three lawsuits. One of the lawsuits involves several allegations relating to the approval by our shareholders at last year’s annual meeting of the merger transaction by which our state of incorporation was changed from California to Delaware, including that the disclosure to shareholders in connection with the proposed transaction was incomplete or misleading. That lawsuit also alleges that the adoption of our shareholder rights plan by our board of directors was in violation of Delaware law. A second lawsuit alleges that our option cancellation and regrant program completed in 2001 was impermissible and that options granted under the program were invalid and should be rescinded. The third lawsuit involves allegations relating to inadequate disclosure of underwriting commissions and practices in violation of securities laws and regulations in relation to our initial public offering. Although we and the directors who have been sued believe all allegations are without merit and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our management.

Claims that We Infringe Third-Party Intellectual Property Rights Could Result in Significant Expenses or Restrictions on Our Ability to Sell Our Products in Particular Markets

      From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business. Any claims could be time-consuming to deal with, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect on our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, in our sales agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. As part of our acquisition of assets from AT&T Wireless, we were assigned by AT&T Wireless, and we assumed, several contracts with third party software vendors. We are required to indemnify AT&T Wireless against claims that arise out of or in connection with the assumed contracts after the date of assignment and against claims that the assigned software infringes the intellectual or proprietary rights of others.

We May Not Be Able to Adequately Protect Our Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have four issued United States patents, with additional applications in process. We have also acquired from AT&T Wireless Services, Inc. a license to several patents and numerous patent applications associated with the Angel platform. These licenses are not transferable. In addition, although AT&T Wireless has agreed not to license these patents to our competitors for a period of five years, we cannot assure that they will enforce their rights against potential infringors. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

Line-of-Sight Limitations Inherent to Our Airstar Products May Limit Deployment Options and Have an Adverse Affect on Our Sales

      Although our Angel product line operates without the need for line-of-sight, high frequency broadband wireless products such as our AirStar product require a direct line-of-sight between antennas, potentially limiting the ability of our customers to deploy them in a cost-effective manner. Because of line-of-sight limitations, service providers often install broadband wireless equipment on the rooftops of buildings and on other tall structures. Telecommunications service providers must generally secure roof rights from the owners of each building or other structure on which our products are installed. Any inability to obtain roof rights easily and cost effectively may cause a delay in deployment and increase the installation cost of our products or may cause customers not to choose to install broadband wireless equipment.

If We Are Unable to Hire or Retain Our Personnel, We Might Not Be Able to Operate Our Business Successfully

      The loss of the services of any key personnel or our inability to hire new personnel could restrict our ability to compete effectively. Competition for qualified personnel in our industry and in the Silicon Valley is intense, and we may not be successful in attracting and retaining these personnel. There are only a limited number of people with the requisite skills, particularly people with millimeter wave radio expertise. We are also dependent on the continued contributions of our principal sales, engineering and management personnel, many of whom would be difficult to replace. Furthermore, we are dependent on personnel to complete the internationalization of our Angel product who have unique knowledge regarding this product line. Retaining these employees may be particularly challenging in light of the change in environment that they are being subjected to as a result of our acquisition. We currently do not maintain key person life insurance on any of our key executives.

Major Stockholders Have Substantial Control Over Us, Which Could Delay or Prevent a Change in Control

      Global Telecom LLC and AT&T Wireless Services, Inc. beneficially owned approximately 15.5 percent and 13.4 percent of our common stock as of March 1, 2002. In addition, an officer of AT&T Wireless serves as a member of our board of directors. As a result, these stockholders can exert significant influence over our management and affairs and have the ability to exercise significant influence over all matters submitted to our stockholders for approval, including matters relating to the election and removal of directors, merger or consolidation transactions and the sale of all or substantially all our assets. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. The interests of these stockholders may not always coincide with our interests or your interests.

Provisions of Our Certificate of Incorporation and Bylaws, Our Stockholder Rights Plan and Delaware Law Could Discourage or Prevent a Potential Takeover, Even if the Transaction Would Benefit Our Stockholders

      An acquisition or takeover of our company by another could result in benefits to our stockholders, such as a premium over the market value of our common stock. There are provisions in our certificate of incorporation and bylaws and in Delaware law that could have the effect of deterring takeover offers and provide greater defenses against takeovers, even if a substantial number or a majority of our stockholders wish to accept a takeover offer. These provisions include our classified board of directors, limitations on the ability of our stockholders to call special meetings and advance notice requirements for nominating candidates for election to our board of directors and for proposals that can be voted on at stockholder meetings. In addition, we are party to a stockholder rights agreement, which effectively prohibits persons from acquiring more that 15 percent (other than Global Telecom LLC, which is effectively prohibited from acquiring more that 19.9 percent of our common stock without the approval of our board of directors. All of these factors could have the effect of thwarting takeover attempts that investors in our common stock may view as beneficial and may wish to accept.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Foreign Currency Hedging Instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. The vast majority of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

      We do not use derivative financial instruments for speculative trading purposes.

      Fixed Income Investments. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

      Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are considered to be short-term marketable securities; all investments with maturities greater than one year are considered to be long-term marketable securities. All investments are classified as either “available for sale” or “held-to-maturity” and consist of government and corporate debt securities.

      The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other United States government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $312.5 million of marketable securities at December 31, 2001 by approximately $3.1 million.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Public Accountants	34

Financial Statements:
Consolidated Balance Sheets	35
Consolidated Statements of Operations	36
Consolidated Statements of Stockholders’ Equity	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39-55

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Netro Corporation:

      We have audited the accompanying consolidated balance sheets of Netro Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netro Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a) is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

January 21, 2002 (except with respect to the
matter discussed in Note 12,
as to which the date is February 12, 2002)

NETRO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(In thousands, except share
	amounts)
ASSETS

Current Assets:
Cash and cash equivalents	$90,494	$91,660
Short-term marketable securities	115,950	185,904
Trade accounts receivable, net of allowances of $1,500 and $608, respectively	3,683	13,532
Inventory, net	6,874	27,994
Prepaid expenses and other	2,832	5,527

Total current assets	219,833	324,617
Equipment and leasehold improvements, net	7,796	6,896
Long-term marketable securities	119,858	89,351
Other assets	2,234	889

Total assets	$349,721	$421,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt and capital leases	$1,272	$6,183
Trade accounts payable	1,649	9,116
Accrued liabilities	25,789	9,159

Total current liabilities	28,710	24,458
Long-term debt and capital leases, net of current portion	64	1,280
Deferred facilities rent	71	40

Total liabilities	28,845	25,778

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized — 5,000,000 shares
Outstanding — no shares	—	—
Common stock, $.001 par value:
Authorized — 00,000,000 shares
Outstanding — 52,481,253 and 51,546,412 shares at December 31, 2001 and 2000, respectively	506,329	503,667
Deferred stock compensation	(831)	(1,933)
Accumulated other comprehensive income	1,264	823
Accumulated deficit	(185,886)	(106,582)

Total stockholders’ equity	320,876	395,975

Total liabilities and stockholders’ equity	$349,721	$421,753

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues	$23,659	$68,527	$18,185
Cost of revenues	62,512	52,096	14,874

Gross profit (loss)	(38,853)	16,431	3,311

Operating expenses:
Research and development	25,782	24,265	19,307
Sales and marketing	13,281	10,455	5,794
General and administrative	16,996	9,812	6,259
Amortization of deferred stock compensation (Note 2)	857	1,064	1,104

Total operating expenses	56,916	45,596	32,464

Loss from operations	(95,769)	(29,165)	(29,153)
Other income, net
Interest income	17,154	20,112	1,522
Interest expense	(613)	(1,125)	(1,169)

Total other income, net	16,541	18,987	353

Net loss before provision for income taxes	(79,228)	(10,178)	(28,800)
Provision for income taxes	76	—	—

Net loss	$(79,304)	$(10,178)	$(28,800)

Basic and diluted net loss per share	$(1.52)	$(0.21)	$(1.31)

Shares used to compute basic and diluted net loss per share	52,196	49,639	21,988

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible				Note
	Preferred Stock		Common Stock		Receivable
					from
	Shares	Amount	Shares	Amount	Stockholder

	(In thousands, except share amounts)
Balance, December 31, 1998	27,732,235	$81,073	8,530,238	$1,224	$(800)
Net loss and comprehensive loss
Exercise of stock options for cash	—	—	731,124	757	—
Deferred stock compensation	—	—	—	4,834	—
Repurchase of Common Stock for cash	—	—	(21,666)	(4)	—
Issuance of Series D Convertible Preferred Stock for cash, net of issuance costs of $48	2,149,254	16,673	—	—	—
Issuance of Series D Convertible Preferred Stock for services rendered	20,794	162	—	—	—
Issuance of Common Stock in initial public offering, net of issuance costs	—	—	5,750,000	41,605	—
Conversion of preferred stock to Common Stock in connection with the IPO	(29,902,283)	(97,908)	29,902,283	97,908	—
Issuance of Common Stock for services rendered	—	—	20,794	166	—
Amortization of deferred stock compensation	—	—	—	—	—

Balance, December 31, 1999	—	—	44,912,773	146,490	(800)
Net loss	—	—	—	—	—
Unrealized holding gain on securities	—	—	—	—	—
Comprehensive loss
Repayment of note from stockholder	—	—	—	—	800
Exercise of stock options for cash	—	—	1,905,062	3,953	—
Shares issued under ESPP Plan	—	—	240,092	1,664	—
Repurchase of Common Stock for cash	—	—	(15,626)	(31)	—
Issuance of Common Stock in public offering, net of issuance costs	—	—	4,504,111	352,324	—
Amortization of deferred stock compensation	—	—	—	(733)	—

Balance, December 31, 2000	—	—	51,546,412	503,667	—
Net loss	—	—	—	—	—
Unrealized holding gain on securities	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—
Comprehensive loss
Exercise of stock options for cash	—	—	599,575	1,373	—
Shares issued under ESPP Plan	—	—	335,266	1,534	—
Amortization of deferred stock compensation	—	—	—	(245)	—

Balance, December 31, 2001	—	$—	52,481,253	$506,329	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	Other			Total
	Stock	Comprehensive	Accumulated	Comprehensive	Stockholders’
	Compensation	Income	Deficit	Loss	Equity

	(In thousands, except share amounts)
Balance, December 31, 1998	$—	$—	$(67,604)		$13,893
Net loss and comprehensive loss			(28,800)	$(28,800)	(28,800)

Exercise of stock options for cash	—	—	—		757
Deferred stock compensation	(4,834)	—	—		—
Repurchase of Common Stock for cash	—	—	—		(4)
Issuance of Series D Convertible Preferred Stock for cash, net of issuance costs of $48	—	—	—		16,673
Issuance of Series D Convertible Preferred Stock for services rendered	—	—	—		162
Issuance of Common Stock in initial public offering, net of issuance costs	—	—	—		41,605
Conversion of preferred stock to Common Stock in connection with the IPO	—	—	—		—
Issuance of Common Stock for services rendered	—	—	—		166
Amortization of deferred stock compensation	1,104	—	—		1,104

Balance, December 31, 1999	(3,730)	—	(96,404)		45,556
Net loss	—	—	(10,178)	$(10,178)	(10,178)
Unrealized holding gain on securities	—	823	—	823	823

Comprehensive loss				$(9,355)

Repayment of note from stockholder	—	—	—		800
Exercise of stock options for cash	—	—	—		3,953
Shares issued under ESPP Plan	—	—	—		1,664
Repurchase of Common Stock for cash	—	—	—		(31)
Issuance of Common Stock in public offering, net of issuance costs	—	—	—		352,324
Amortization of deferred stock compensation	1,797	—	—		1,064

Balance, December 31, 2000	(1,933)	823	(106,582)		395,975
Net loss	—	—	(79,304)	$(79,304)	(79,304)
Unrealized holding gain on securities	—	547	—	547	547
Foreign currency translation adjustments	—	(106)	—	(106)	(106)

Comprehensive loss				$(78,863)

Exercise of stock options for cash	—	—	—		1,373
Shares issued under ESPP Plan	—	—	—		1,534
Amortization of deferred stock compensation	1,102	—	—		857

Balance, December 31, 2001	$(831)	$1,264	$(185,886)		$320,876

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(79,304)	$(10,178)	$(28,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,081	2,383	2,789
Provision for excess and obsolete inventory	25,700	1,214	324
Provision for doubtful accounts	1,315	800	78
Provision for material-related commitments	16,000	—	—
Loss on disposal of fixed assets	802	90	—
Amortization of deferred stock compensation	857	1,064	1,104
Non-cash issuance of preferred stock	—	—	328
Changes in operating assets and liabilities:
Trade accounts receivable	8,534	(7,407)	(5,853)
Inventory	(4,580)	(21,299)	(3,918)
Prepaid expenses and other	5,023	(8,147)	(513)
Trade accounts payable, accrued liabilities and other	(6,746)	8,454	5,385

Net cash used in operating activities	(28,318)	(33,026)	(29,076)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,830)	(4,800)	(1,724)
Purchase of equity investment	(1,500)	(450)	—
Purchases of marketable securities	(357,893)	(406,960)	(72,952)
Maturities of marketable securities	395,668	173,670	44,099

Net cash provided by (used in) investing activities	30,445	(238,540)	(30,577)

Cash flows from financing activities:
Proceeds from issuance of notes payable and sale-leaseback transactions	121	1,083	5,833
Payments on notes payable and capital leases	(6,248)	(4,017)	(3,855)
Proceeds from issuance of Preferred Stock, net of issuance costs	—	—	16,673
Proceeds from issuance of Common Stock, net of issuance costs	2,907	357,941	42,362
Repayments of notes receivable from stockholder	—	800	—
Repurchase of Common Stock	—	(31)	(4)

Net cash provided by (used in) financing activities	(3,220)	355,776	61,009

Effect of exchange rate changes on cash and cash equivalents	(73)	—	—

Net increase (decrease) in cash and cash equivalents	(1,166)	84,210	1,356
Cash and cash equivalents, beginning of period	91,660	7,450	6,094

Cash and cash equivalents, end of period	$90,494	$91,660	$7,450

Supplemental cash flow information
Cash paid for interest	$722	$1,045	$1,016
Non-cash transactions:
Conversion of Preferred Stock to Common Stock in connection with IPO	—	—	$97,908

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business:

      Netro Corporation (collectively, with its subsidiaries, the “Company”) was incorporated in California on November 14, 1994 and reincorporated in Delaware on June 19, 2001. Netro is a leading provider of broadband wireless equipment used by telecommunications service providers to provide businesses and residential customers with high speed voice and data access and used by mobile phone service providers for backhaul infrastructure. The Company operates in one business segment.

      The Company is subject to certain risks and challenges including, among others: history of losses; sales of our products are to emerging customers with unproven business models; undetermined market acceptance; reliance on two similar product lines; ability to successfully integrate the acquired assets (see Note 12); ability to reduce product costs; reliance on a limited number of customers; fluctuation in operating results; dependence on key manufacturers and customers; competition; volatility of stock price; dependence on key personnel; new products and rapid technological change; international operations and currency fluctuations; lengthy sales cycle; limited protection of intellectual property rights; risks of product defects or misuse; shareholder litigation, regulatory actions and control by existing stockholders.

2.     Summary of Significant Accounting Policies:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries in Germany, France and Israel. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

      The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity. Foreign exchange gains and losses resulting from foreign currency transactions were not material in any of the periods presented. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

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

Marketable Securities

      The Company classifies its marketable securities as either “available-for-sale” or “held-to-maturity.” “Available-for-sale” securities are stated at fair value, with unrealized gains and losses recorded as

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income, while “held-to-maturity” securities are stated at amortized cost. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

      At December 31, 2001 and 2000, marketable securities consisted of the following (in thousands):

		Unrealized
	Amortized
	Cost	Gains	Losses	Fair Value

2001
Available-for-sale:
Commercial Paper	$48,057	$80	$—	$48,137
Corporate Bonds	73,236	981	(12)	74,205
Government Securities	136,998	506	(188)	137,316
Time Deposits and Other Bank Obligations	52,834	7	(4)	52,837

Total Available-for-sale	$311,125	$1,574	$(204)	$312,495

2000
Available-for-sale:
Commercial Paper	$154,054	$27	$(26)	$154,055
Corporate Bonds	76,907	501	(4)	77,404
Government Securities	96,621	333	(8)	96,946
Time Deposits and Other Bank Obligations	18,349	—	—	18,349

Total Available-for-sale	$345,931	$861	$(38)	$346,754

Held-to-maturity
U.S. Government Securities	$4,020	$—	$—	$4,020

Total Held-to-maturity	$4,020	$—	$—	$4,020

      The contractual maturities of “available-for-sale” marketable securities at December 31, 2001 are as follows:

Fair Value

Matures in less than 1 year	$249,877
Matures in 1 to 2 years	62,618

$312,495

      Approximately $79,073,000 and $78,855,000 of the total marketable securities were included in cash and cash equivalents at December 31, 2001 and 2000, respectively. The remainder was classified as short-term marketable securities or long-term marketable securities. Approximately $2,386,000 and $3,336,000 of accrued interest was also included in short-term and long-term marketable securities at December 31, 2001 and 2000, respectively.

Inventory

      Inventory, which includes material and labor costs, is stated at the lower of cost (first-in, first-out) or market. The Company provides for estimated excess or obsolete inventory based upon assumptions about future demand for products and the conditions of the markets in which the products are sold. This reserve is reflected as a reduction to inventory in the accompanying condensed consolidated balance sheets. In 2001, the Company provided $25.7 million for excess and obsolete inventory as a result of a decline in sales. Significant

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management judgments and estimates must be made and used in connection with establishing this provision. Inventory consists of the following (in thousands):

	December 31,	December 31,
	2001	2000

Raw materials	$2,534	$8,118
Work-in-process	219	3,840
Finished goods	4,121	16,036

	$6,874	$27,994

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

Accumulated Other Comprehensive Income

      Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive income for the Company consists of net loss plus the effect of unrealized holding gains and losses on investments classified as available-for-sale and foreign currency translation adjustments. Accumulated other comprehensive income consists of the following, (in thousands):

	December 31,	December 31,
	2001	2000

Unrealized holding gain on available-for-sale securities	$1,370	$823
Cumulative translation adjustment	(106)	—

	$1,264	$823

Software Development Costs

      Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Revenue Recognition

      Revenues consist of sales made directly to end users and indirectly through original equipment manufacturers (“OEM“s) and local resellers. The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Accordingly, revenues from product sales are recognized when all of the following conditions are met: the product has shipped, an arrangement exists

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the customer and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer. In cases where one of the above factors has not been met, the Company defers the associated revenue until all conditions have been met. See note 5 for deferred revenue balances at December 31, 2001 and 2000. Provisions are made at the time of revenue recognition for estimated warranty costs.

Deferred Revenue

      From time to time, the Company enters into agreements to sell products to customers on open credit terms. In such cases, if management believes that the collectability of the associated receivable is not assured, revenue recognition is deferred until such time as the amounts due have been collected. Some of the factors used in evaluating whether or not to defer revenue from a particular customer include:

•	the customer’s liquid assets,

•	actual and projected income statements for the customer,

•	actual and projected cash flows for the customer,

•	management’s estimate of the customer’s ability to secure future financing,

•	the nature of the customer’s shareholder and lender base,

•	the political and economic environment in the country in which the customer operates, and

•	other intangible factors.

      As of December 31, 2001, the outstanding deferred revenue balance was $1.9 million

Allowance for Doubtful Accounts

      The Company performs ongoing credit evaluations of its customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the financial position of specific customers, historical trends and other available information. At December 31, 2001, approximately 81 percent of the Company’s trade accounts receivable balance was represented by four customers.

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

Amortization of Deferred Stock Compensation

      Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. For the periods presented, amortization is classified as follows (in thousands):

	2001	2000	1999

Research and development	$452	$497	$520
Sales and marketing	231	284	277
General and administrative	174	283	307

Amortization of deferred stock compensation	$857	$1,064	$1,104

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Loss Per Share

      Net loss per share was calculated under SFAS No. 128, “Earnings per Share.” Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Options	1,790	4,894	4,409
Warrants	57	57	57

	1,847	4,951	4,466

      The following table presents the calculation of net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net loss	$(79,304)	$(10,178)	$(28,800)

Weighted average shares of common stock outstanding	52,196	49,639	22,059
Less: Weighted average shares of common stock subject to repurchase	—	—	(71)

Weighted average shares used to compute basic and diluted net loss per share	52,196	49,639	21,988

Basic and diluted net loss per share	$(1.52)	$(0.21)	$(1.31)

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As the Company had no goodwill recorded on its balance sheets at December 31, 2001, these pronouncements did not have a material impact on its financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this pronouncement to have a material impact on its financial position or results of operations.

3.     Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, short-term marketable securities and long-term marketable

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At December 31, 2001, approximately 81 percent of the Company’s trade accounts receivable balance was represented by four customers. At December 31, 2000, approximately 94 percent of the Company’s trade accounts receivable balance was represented by two customers.

      Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credits or prepayments on certain sales to foreign and smaller companies. As of December 31, 2001 the Company had overdue accounts receivable of $1.5 million of which $0.1 million was related to receivables from companies located in Argentina. There was an additional $2.0 million outstanding from companies in Argentina which was not overdue. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which revenue related to the receivables was recognized.

      With respect to cash equivalents, short-term marketable securities and long-term marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4.     Equipment and Leasehold Improvements:

      Equipment and leasehold improvements consisted of the following (in thousands):

	December 31,

	2001	2000

Engineering and test equipment	$14,236	$11,381
Office and computer equipment	5,201	3,618
Furniture and fixtures	573	439
Leasehold improvements	593	281

	20,603	15,719
Less: Accumulated depreciation and amortization	(12,807)	(8,823)

Equipment and leasehold improvements, net	$7,796	$6,896

5.     Accrued Liabilities:

      Accrued liabilities consisted of the following (in thousands):

	December 31,

	2001	2000

Accrued payroll and related benefits	$1,995	$2,915
Warranty reserve	2,174	2,824
Customer deposits and deferred revenue	2,306	503
Material-related commitments to contract manufacturers	15,723	—
Professional services	1,791	141
Other	1,800	2,776

Total	$25,789	$9,159

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Debt and Capital Leases:

      The following table summarizes obligations under long-term debt and capital leases (in thousands):

	December 31,

	2001	2000

Borrowings under bank line of credit	$—	$3,568
Secured note payable to lender, due in monthly installments of $91,000 with interest at 12.5%	—	975
Capital leases, due through 2003	1,336	2,920

	1,336	7,463
Less: current portion	(1,272)	(6,183)

	$64	$1,280

      In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000 and again in March 2001 and expires in January 2004. Borrowings are limited to an aggregate amount equaling approximately 80 percent and 90 percent of domestic and foreign eligible trade accounts receivables, respectively, and 50 percent of eligible foreign inventories. The line of credit is secured by the Company’s trade accounts receivable and inventory. The borrowings under the line accrue interest at the 30-day LIBOR rate plus 1.5 percent or the bank’s prime rate, at the Company’s option. Under the agreement, the Company must comply with certain financial and other covenants. At December 31, 2001, the Company was in compliance with all covenants. In April 2001, the Company paid off the outstanding balance in full. As of December 31, 2001, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $2.3 million. At December 31, 2001, $3.5 was available to be borrowed under the line of credit.

      In 1997, the Company borrowed $3,750,000 from a lender to finance purchases of fixed assets. The loan accrued interest at 12.5 percent per annum from the date of borrowing, and was secured by a purchase money lien on the equipment financed. The remaining principal was paid in 2001.

      A significant portion of the Company’s machinery and equipment is leased under agreements accounted for as capital leases. The cost of equipment under capital leases included in property and equipment at December 31, 2001 and 2000 was approximately $5,793,000. Associated accumulated depreciation was approximately $5,292,000 at December 31, 2001 and $4,078,000 at December 31, 2000.

      In March 1999, the Company entered into an equipment lease agreement, under which the Company can finance equipment purchases of up to $3,000,000. As of December 31, 2001, the Company had borrowed approximately $2,335,000 against this agreement. The Company’s right to make additional borrowings under this lease line expired in June 2000. See Note 9 for information regarding warrants issued as part of this agreement.

      Future minimum lease payments under all noncancelable capital lease agreements as of December 31, 2001, are summarized as follows (in thousands):

2002	$1,338
2003	65

Total minimum lease payments	1,403
Less: amount representing interest at 10.3% to 13.8%	(67)

Present value of lease payments	$1,336

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Commitments and Contingencies:

     Commitments

      The Company leases its facilities and certain equipment under noncancelable operating lease agreements expiring at various dates through 2006. Future minimum lease payments under all noncancelable operating lease agreements as of December 31, 2001, are summarized as follows (in thousands):

2002	$4,125
2003	4,240
2004	4,362
2005	4,484
2006	3,227

$20,438

      Rent expense for all operating leases was approximately $2,757,000, $1,401,000 and $1,361,000 in 2001, 2000, and 1999, respectively.

      The Company had outstanding a standby letter of credit of $240,000 to secure the Company’s warranty obligations to one customer relating to a discontinued product. The letter of credit is secured by a certificate of deposit for $125,000. The letter of credit is subject to draw if the Company fails to meet its obligation for liquidated damages to the customer for downtime.

      In July 2001, the Company issued a letter of credit for $2.0 million as a security deposit for the Company’s San Jose, California office space. The letter of credit is subject to draw if the Company fails to meet its obligations under the facilities lease. The lease expires in September 2006.

      The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally commit to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of December 31, 2001, we had committed to make purchases totaling $3.1 million from these manufacturers in the next 60 days. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

      In addition, from time to time in the past, we have committed to purchase minimum volumes of products from certain of our contract manufacturers. As of December 31, 2001 the value of outstanding minimum purchase commitments for which we had not yet placed purchase orders was $31.6 million. We believe that our currently forecasted demand for products, combined with our reserves for inventory and material-related commitments will be sufficient to meet these commitments in the future.

Contingencies

      Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California (“Netro California”), and the members of the Company’s board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19154 (“Coates I”). The complaint in Coates I makes a number of allegations relating to the approval by the stockholders of Netro California of the merger transaction by which the Company’s state of incorporation was changed from California to Delaware, including that the disclosures to shareholders in connection with that proposed transaction were incomplete or misleading in various respects. The complaint also alleges that the adoption by the Company’s board of directors of a stockholder rights plan sometime after that merger transaction was in violation of Delaware law. The complaint seeks (1) to invalidate or rescind the merger transaction or, in the

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative, to obtain an order directing a new stockholder vote on that transaction; (2) to invalidate or reform the Company’s certificate of incorporation and bylaws to eliminate certain alleged “anti-takeover provisions” contained in them; (3) to have the stockholder rights plan declared invalid or to obtain an order compelling the directors to redeem the rights distributed to the Company’s stockholders thereunder; and (4) to recover monetary damages in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

      On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. In addition, Mr. Coates has made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. These motions have not yet been submitted to the Court for its consideration.

      Separately, on or about December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants the Company and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). In the complaint in that action, Mr. Coates challenges a stock option cancellation and regrant program that was described in the 2001 proxy statement in connection with the approval by the stockholders of Netro California of an amendment to the Company’s 1996 stock option plan. Mr. Coates claims that the discussion in the proxy statement about the proposed amendment to the stock option plan and the stock option cancellation and regrant program was incomplete or misleading and that the stock option cancellation and regrant program violated the terms of the stock option plan, inter alia, because options were issued under that program with exercise prices at the then-prevailing market price for the Company’s common stock rather than the alleged “fair value” of that stock. The complaint seeks an order declaring the options issued in the program to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys’ fees and expenses. Defendants have filed a motion to stay or dismiss the complaint in Coates II, which motion has not yet been fully briefed.

      The Company and the other defendants believe the claims asserted by Mr. Coates in both of these actions are without merit, and they intend to vigorously defend themselves against those claims.

      Soto-Gonzalez Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he was a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, certain officers and directors of the Company (“Individual Defendants”), and Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”) (collectively “defendants”). The Soto-Gonzalez action is one of more than 800 lawsuits currently pending in the U.S. District Court for the Southern District of New York against more than 310 different issuers, certain officers and directors of these issuers and more than 40 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000.

      The complaint in the Soto-Gonzalez action makes a number of allegations relating to the initial public offering of Company’s common stock in August 1999, including that the disclosures made in connection with that offering were incomplete or misleading in various respects. The complaint alleges, among other things, that the defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The complaint seeks to certify a class of stockholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. The action is in its earliest stages. The Company and the Individual Defendants believe the claims asserted by Mr. Soto-Gonzalez in the action are without merit, and they intend to vigorously defend themselves against those claims.

      From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

8.     Employee Benefit Plan:

      The Company maintains an employee savings plan for all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). The plan allows employees to make pre-tax contributions in specified percentages up to the maximum dollar limitations prescribed by the Code. The Company has the option to contribute to the plan, but has not made contributions to date.

9.     Capital Stock:

Public Offerings

      On August 24, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock at a public offering price of $8 per share. The offering resulted in net proceeds to the Company of $41.6 million. Simultaneously with the closing of the initial public offering, all of the Company’s then outstanding convertible preferred stock was automatically converted into an aggregate of 29,902,283 shares of common stock.

      On March 17, 2000, the Company completed a public offering for the sale of 6,000,000 shares of common stock at a price of $82.50 per share. Of the 6,000,000 shares offered, the Company sold 4,504,111 shares and selling shareholders sold 1,495,889 shares. The offering resulted in net proceeds to the Company of $352.3 million.

Capital Stock

      The Company’s capital stock is divided into two classes: Common Stock and Preferred Stock.

      At December 31, 2001, 12,092,882 shares of Common Stock were reserved for issuance, including 12,035,854 shares for issuance under the Company’s stock option plans, and 57,028 shares issuable upon the exercise of warrants to purchase Common Stock.

      During 1998, the Company issued 400,000 shares of Common Stock in exchange for a full recourse note in the amount of $800,000. The note bore interest at 5.44 percent per annum and was repaid in February 2000.

      The Company is authorized to issue 5,000,000 shares of undesignated preferred stock. The board of directors will have the authority, without any further vote or action by the stockholders:

•	to issue the undesignated preferred stock in one or more series.

•	to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock; and

•	to fix the number of shares constituting any series and the designation of that series.

      The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder Rights Plan

      In July 2001, the Company adopted a stockholder rights plan. As a part of the plan, the Company declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 16, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $20.00 per unit. If a person or group acquires 15 percent or more of the Company’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20.00 exercise price, shares of the Company’s common stock having twice the value of the exercise price. If, following an acquisition of 15 percent or more of the Company’s common stock by a stockholder, the Company is involved in certain mergers or other business combinations each right will entitle the holder to purchase, in exchange for the exercise price, common stock of the other party to such transaction having twice the value of the exercise price. Holders who, as of the date of adoption of the plan, already held more than 15 percent of the Company’s common stock will not trigger any rights under the plan so long as neither they nor their affiliates or associates acquire more than 19.9 percent of the Company’s common stock. The rights expire on July 23, 2011 unless extended by the Company’s Board of Directors.

Stock Option Plans

2000 Non-Executive Stock Option Plan

      The 2000 non-executive stock option plan was adopted by the Board of Directors in January 2000 and, unless terminated earlier by the Board of Directors, will terminate in January 2010. It did not require stockholder approval. The 2000 non-executive stock option plan provides for the grant of nonstatutory stock options to non-executive employees and consultants of the Company. The purposes of the 2000 non-executive stock option plan are: to attract and retain the best available personnel; to provide additional incentives to our non-executive employees and consultants; and to promote the success of the Company. The Company has reserved 3,500,000 shares for issuance under the 2000 non-executive stock option plan, of which 707,693 shares remained available for future grant as of December 31, 2001.

      The compensation committee currently administers the 2000 non-executive stock option plan. The administrator of the plan determines: the number of shares subject to options, provided that no individual employee may receive option grants for more than 1,000,000 shares in any fiscal year; vesting schedules, which are typically 1/4(th) after one year and 1/48(th) per month thereafter; exercise prices, which must be at least 85 percent of the fair market value of our common stock; the term of the options, which may not exceed ten years; and the transferability of the options, which are generally non-transferable other than by will or the laws of descent or distribution, unless otherwise determined by the administrator. Options granted under the 2000 non-executive stock option plan are only nonstatutory stock options. Executive officers of the Company may not receive grants under the plan.

      In the event of a change of control of the Company, outstanding options will be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction. The Company’s board of directors may amend, modify or terminate the 2000 non-executive stock option plan if the amendment, modification or termination does not impair vesting rights of the plan participants.

1999 Executive Stock Plan

      The 1999 Executive Stock Plan was adopted by the board of directors in April 1999 and approved by the stockholders in May 1999. A total of 1,195,000 shares of common stock has been reserved for issuance under the 1999 Executive Stock Plan, of which 233,855 shares remained available for future option grants as of December 31, 2001. Unless terminated earlier, the 1999 Executive Stock Plan will terminate in April 2009.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1999 Executive Stock Plan does not impose an annual limitation on the number of shares subject to options that may be issued to any individual employee.

      The terms of options issued under the 1999 Executive Stock Plan are generally the same as those that may be issued under the 1996 Stock Option Plan. However, all options granted under the 1999 Executive Stock Plan may be exercised immediately after the grant date, subject to the Company’s right to repurchase at cost any shares that remain unvested at the time of the optionee’s termination of employment. Options granted under the 1999 Executive Stock Plan generally vest at the rate of  1/4 of the total number of shares subject to the options twelve months after the date of grant and  1/48 of the total number of shares subject to the options each month thereafter.

1997 Directors’ Stock Option Plan

      The 1997 Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by the Board of Directors in December 1997, amended in June 1999, and further amended in May 2000. A total of 300,000 shares of common stock has been reserved for issuance under the Directors’ Plan, of which options to purchase 111,250 shares remained available for future option grant as of December 31, 2001. Under the Directors’ Plan, as amended, each individual who first becomes a non-employee director after the effective date of the amendment will receive an automatic initial grant of an option to purchase 50,000 shares of common stock upon appointment or election. Initial grants to non-employee directors will vest in four equal annual installments. The Directors’ Plan also provides for annual grants of options to purchase 12,500 shares of common stock on the first day of each fiscal year to each non-employee director who has served on the Board of Directors for at least six months. The annual grants to non-employee directors will vest in full on the fourth anniversary of the date of grant. The per share exercise price of all stock options granted under the Directors’ Plan must be equal to the fair market value of a share of the Company’s common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of ten years. However, unvested options will terminate when the optionee ceases to serve as a director and vested options will terminate if they are not exercised within six months after the director’s death or disability or within 90 days after the director ceases to serve as a director for any other reason.

1995 and 1996 Stock Option Plans

      During 1996, the Company established the 1996 Stock Option Plan (the “1996 Plan”). All shares previously available for issuance under the Company’s 1995 Stock Option Plan are reserved for issuance under the 1996 Plan. As of December 31, 2001, 11,050,000 shares of Common Stock had been authorized for issuance under the 1995 and 1996 Plan, of which 1,865,870 shares remained available for future option grants. Under the 1996 Plan, the Company may grant incentive stock options or nonstatutory stock options to employees, officers, directors and consultants at an exercise price of not less than 100 percent of the fair market value of the Common Stock on the date of grant, except that nonstatutory stock options may be granted at 85 percent of such fair market value. Options granted generally become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and  1/48 of the shares subject to the option at the end of each calendar month thereafter. However, at the discretion of the administrator, the optionee may have the immediate right to exercise the option subject to a restricted stock agreement that gives the Company the right to repurchase unvested shares at the original issuance price in the event of termination of employment. The maximum term of a stock option under the plans is ten years, but if the optionee at the time of grant has voting power of more than 10 percent of the Company’s outstanding capital stock, the maximum term is five years. The number of shares reserved for issuance under the 1996 stock option plan will be subject to an automatic annual increase on the first day of each year beginning from 2001 through 2006 equal to the least of: (1) 1,500,000 shares, (2) 3 percent of our outstanding common stock on the last day of the immediately preceding fiscal year, or (3) a number of shares determined by the administrator.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cancel and Re-grant Program

      In March 2001, the Company effected a plan, under which employees holding options to purchase the Company’s common stock with exercise prices in excess of $34.00 per share could choose to cancel those stock option grants in exchange for a commitment that options to purchase the same number of common shares will be granted in October 2001, provided that the participant has not terminated employment prior to such time (the “Cancel and Re-grant Program”). Options granted under the Cancel and Re-grant Program have an exercise price equal to the fair value of the Company’s common stock on the date of the new grant, and vest according to the original vesting terms, typically  1/4 after one year and  1/48 per month thereafter, beginning at the date of cancellation. All other terms of options granted under the Cancel and Re-grant Program are substantially the same as the cancelled options. On October 26, 2001, the Company granted 1,209,584 options to purchase the Company’s common stock at the fair market value of $3.07 per share in accordance with the Cancel and Re-grant Program.

Stock Option Plan Summary

      The following table summarizes option activity under all option plans including the 2000 Non-Executive Stock Option Plan, the 1997 Director Stock Option Plan, the 1999 Executive Stock Option Plan and the 1995 and 1996 Stock Option Plans (the “Plans”):

		Options Outstanding

			Weighted
	Options		Average
	Available	Shares	Exercise Price

Balance at December 31, 1998	561,504	4,683,111	$1.621
Authorized	3,315,284	—	$—
Granted	(3,689,510)	3,689,510	$11.835
Exercised	—	(731,124)	$1.020
Terminated	797,037	(797,037)	$1.880
Unvested shares repurchased	21,666	—	$—

Balance at December 31, 1999	1,005,981	6,844,460	$7.178
Authorized	2,000,000	—	—
Granted	(3,182,668)	3,182,668	$37.025
Exercised	—	(1,905,062)	$2.073
Terminated	771,848	(771,848)	$18.347
Unvested shares repurchased	15,626	—	—

Balance at December 31, 2000	610,787	7,350,218	$20.424
Authorized	3,750,000	—	$—
Granted	(4,590,782)	4,590,782	$5.210
Exercised	—	(599,575)	$2.293
Terminated	3,148,663	(3,148,663)	$31.577

Balance at December 31, 2001	2,918,668	8,192,762	$8.945

      Shares of common stock issued pursuant to options granted under the 1995 and 1996 stock option plans that had not vested at the date of employee termination were repurchased by the Company at cost, as reflected in the table above as “unvested shares repurchased.” The repurchased shares were cancelled and returned to the pool of options available for grant.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding

		Remaining	Number
		Contractual	Vested and
Exercise Prices	Number	Life	Exercisable

$0.045	21,000	3.6 years	21,000
$ 0.20	76,200	4.5 years	76,200
$ 1.00 - $ 1.50	82,254	4.9 years	82,254
$ 2.00 - $ 2.95	1,225,722	6.7 years	939,037
$ 3.07 - $ 4.50	2,942,915	9.0 years	613,992
$ 4.68 - $ 7.00	374,718	8.6 years	82,160
$ 7.50 - $ 8.00	1,807,090	8.8 years	301,160
$14.50 - $19.56	725,152	8.8 years	200,546
$21.81 - $28.00	253,720	8.2 years	112,924
$34.31 - $49.88	683,991	7.9 years	322,185

	8,192,762		2,751,458

      The Company accounts for the Plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Had compensation expense for the Plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic net loss per share would have been increased to the following pro forma amounts (dollars, in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

As Reported:
Net loss	(79,304)	(10,178)	(28,800)
Net loss per share	(1.52)	(0.21)	(1.31)
Pro Forma:
Net loss	(104,145)	(27,000)	(30,273)
Net loss per share	(2.00)	(0.54)	(1.38)
Weighted average fair value of options granted during the year	8.72	69.45	18.78
Weighted average fair value of purchase rights granted during the year under the employee stock purchase plan	5.19	21.55	2.97

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31, 2001	December 31, 2000	December 31, 1999	June 30, 1999

Risk-free interest rate	4.57% - 4.89%	5.72% - 6.68%	5.87% - 6.09%	5.03% - 6.70%
Average Expected Life of Option	4 years	4 years	4 years	5 years
Dividend Yield	0%	0%	0%	0%
Volatility of Common Stock	75.5%	157.5%	90.0%	0.01%

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

      In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A total of 1,500,000 shares of common stock have been reserved for issuance under the Purchase Plan, of which 924,424 shares remain available for issuance at December 31, 2001. The number of shares reserved for issuance under the Purchase Plan will be subject to an automatic annual increase on the first day of each of 2001 through 2005 equal to the least of: (1) 250,000 shares, (2) 1 percent of the outstanding common stock on the last day of the immediately preceding fiscal year, or (3) a number of shares determined by the administrator. The price of shares purchased under the plan will be equal to 85 percent of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower.

      The fair value of purchase rights granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,

	2001	2000	1999

Risk-free interest rate	3.47% - 5.01%	5.89% - 6.31%	5.04%
Average expected life of option	0.5 years	0.5 years	0.5 years
Dividend yield	0%	0%	0%
Volatility of Common Stock	75.5%	157.5%	90.0%

Deferred Stock Compensation

      In connection with the grant of stock options to purchase 2,338,550 shares of common stock with a weighted average exercise price of $2.84 per share to employees during 1998 and 1999, the Company recorded deferred compensation of $4,834,000, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was $857,000, $1,064,000 and $1,104,000 in 2001, 2000 and 1999, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Warrants

      In connection with the Company’s capital lease financing arrangements, the Company issued warrants to its lessors as follows:

	Year	Share	Exercise
Class of Stock	Granted	Amount	Price

Series C Preferred Stock	1997	28,750	$7.00
Series D Preferred Stock	1998	8,997	$7.78
Series D Preferred Stock	1999	19,281	$7.78

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

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the outstanding warrants to purchase Preferred Stock were converted upon completion of the Company’s initial public offering into warrants to purchase shares of Common Stock on a one for one basis. As of December 31, 2001, none of these warrants had been exercised.

10.     Income Taxes:

      The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

      We have incurred a net loss for each period since inception. Recorded income taxes for 2001 represent taxes paid by our foreign subsidiaries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35 percent to loss before income taxes as follows:

	Years Ended December 31,

	2001	2000	1999

Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)	(6)	(6)
Foreign taxes	(0)	(0)	(0)

Change in valuation allowance	41	41	41

	—%	—%	—%

      The major components of the net deferred tax asset were as follows (in thousands):

	December 31,

	2001	2000

Net operating losses:
Federal	$60,542	$31,210
State	3,779	1,314
Tax credit carryforwards	9,186	6,775
Cumulative temporary differences:
Reserves	13,590	2,122
Research and development costs	3,915	2,709
Start-up costs	508	508
Other	4,943	2,848

Total deferred tax asset	96,463	47,486
Valuation allowance	(96,463)	(47,486)

Net deferred tax asset	$—	$—

      The Company has established a valuation allowance for the total deferred tax asset because, given the Company’s limited operating history and accumulated deficit, it is uncertain that the deferred tax asset will be realized.

      As of December 31, 2001, the Company had Federal and state net operating loss carry forwards of approximately $172,978,000 and $62,983,000, respectively. The Company’s net operating loss carry forwards

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire at various dates through 2022. Under current tax law, the net operating loss and tax credit carry forwards available for use in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

11.     Segment Reporting:

      The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems.

      The Company sells its products indirectly through worldwide system integrators and local resellers in addition to through a direct sales force. Revenue by geography based on sales to our original customers was as follows:

	% of Total Revenues

	2001	2000	1999

Latin America	42%	10%	3%
Europe	25%	2%	21%
Middle East	2%	—	19%
Asia	2%	—	—

International	71%	12%	43%
United States	29%	88%	57%
	100%	100%	100%

      Substantially all of our domestic revenues are related to products sold to OEMs. These OEMs have resold, or plan to resell, these products to end customers in international locations. The following customers accounted for 10 percent or more of revenues in the periods indicated:

	Years Ended
	December 31,

	2001	2000	1999

Customer A	30%	86%	57%
Customer B	*	*	10%
Customer C	*	*	10%
Customer D	30%	*	*
Customer E	10%	*	*

*	Customer below 10 percent of revenues for the period

12.     Subsequent Event

      On February 12, 2002, the Company acquired AT&T Wireless’ fixed wireless development team, a license to intellectual property, equipment and proprietary software assets for $16 million in cash and 8.2 million shares of Netro common stock. The technology was originally developed under the code name “Project Angel”. The acquisition will be accounted for as a purchase of assets in 2002, at which point a purchase price allocation will be determined based on the relative fair values of the tangible and intangible assets acquired. After the transaction, AT&T Wireless owned approximately 13.5 percent of the Company’s outstanding common stock. In addition, Lewis Chakrin, Executive Vice President, Corporate Strategy and Planning at AT&T Wireless, joined Netro’s Board of Directors.

Item 9.     Changes in and Disagreements with Accountants and Financial Disclosure

      Not applicable.

PART III

      The Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

The financial statements (including the Notes thereto) listed in the Index to Consolidated Financial Statements are included in Item 8 of Part II of this Form 10-K

         (2) Financial Statement Schedules

The following financial statement schedule is included herein:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3) Exhibits

2.1(8)		Asset Purchase Agreement among Netro Corporation, AAS, Inc. and AT&T Wireless Services, Inc. dated January 14, 2002 (exhibits have been excluded; such exhibits will be furnished supplementally upon request by the Securities and Exchange Commission).
3.3(6)		Amended and Restated Certificate of Incorporation of the Registrant.
3.4(7)		Amended and Restated Bylaws of the Registrant.
4.1(3)		Form of the Registrant’s common stock certificate.
4.2(9)		Registration Rights Agreement by and among the Registrant and the selling stockholder dated February 12, 2002.
10.1(7)		Form of Indemnification Agreement.
10.2(2)		1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10.3(2)		1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10.4(2)		1997 Directors’ Stock Option Plan, as amended, and form of stock option agreement.
10.5(1)		1999 Executive Stock Plan and form of subscription agreement.
10.6(1)		1999 Employee Stock Purchase Plan and form of subscription agreement.
10.7(4)		2000 Non-Executive Option Plan and form of stock option agreement.
10.8		Lease between North San Jose Interests and Netro Corporation dated April 20, 2001.
10.9(†)(1)		Manufacturing and Engineering Services Agreement between Registrant and Microelectronics Technology Inc., dated January 11, 1999 and first amendment.
10.9.1(††)(	5)	Amendment Agreement to the Manufacturing and Engineering Services Agreement between the Company and Microelectronics Technology, Inc., Dated August 29, 2000.
10.10(1)		Employment Agreement between Registrant and Gideon Ben-Efraim, and amendment.
10.11(1)		Form of Change-of-Control Agreement.
10.12(5)		Preferred Stock Purchase Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
10.13(††)(5)		Option Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1		Letter to the Securities and Exchange Commission Pursuant to Temporary Note 3T.

(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on June 22, 1999.

(2)	Incorporated by reference to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on July 28, 1999.

(3)	Incorporated by reference to Amendment No. 3 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on August 16, 1999.

(4)	Incorporated by reference to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-30738) initially filed with the SEC on March 1, 2000.

(5)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2000.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2001.

(8)	Incorporated by reference to our periodic report on Form 8-K filed with the SEC on February 27, 2002.

(9)	Incorporated by reference to our registration statement on Form S-3 (File No. 333-84316) filed with the SEC on March 14, 2002.

†	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated August 18, 1999.

††	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated February 16, 2001.

NETRO CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions		Balance at
	the Beginning	Charged to		End of
	of the Year	Expenses	Deductions	the Year

	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 1999	$509	$78	$437	$150
Year ended December 31, 2000	150	800	342	608
Year ended December 31, 2001	$608	$1,315	$423	$1,500
Reserve for Inventory:
Year ended December 31, 1999	$2,366	$456	$1,604	$1,218
Year ended December 31, 2000	1,218	1,214	538	1,894
Year ended December 31, 2001.	$1,894	$25,700	$4,275	$23,319

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETRO CORPORATION

By:	/s/ SANJAY K. KHARE

Sanjay K. Khare
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIDEON BEN-EFRAIM (Gideon Ben-Efraim)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ SANJAY K. KHARE (Sanjay K. Khare)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ RICHARD M. MOLEY (Richard M. Moley)	Chairman Emeritus of the Board of Directors	March 28, 2002

/s/ THOMAS R. BARUCH (Thomas R. Baruch)	Director	March 28, 2002

/s/ LEWIS CHAKRIN (Lewis Chakrin)	Director	March 28, 2002

/s/ IRWIN FEDERMAN (Irwin Federman)	Director	March 28, 2002

/s/ SANFORD ROBERTSON (Sanford Robertson)	Director	March 28, 2002

/s/ SHIRLEY YOUNG (Shirley Young)	Director	March 28, 2002

EXHIBIT INDEX

Exhibit
Number		Description

2.1(8)		Asset Purchase Agreement among Netro Corporation, AAS, Inc. and AT&T Wireless Services, Inc. dated January 14, 2002 (exhibits have been excluded; such exhibits will be furnished supplementally upon request by the Securities and Exchange Commission).
3.3(6)		Amended and Restated Certificate of Incorporation of the Registrant.
3.4(7)		Amended and Restated Bylaws of the Registrant.
4.1(3)		Form of the Registrant’s common stock certificate.
4.2(9)		Registration Rights Agreement by and among the Registrant and the selling stockholder dated February 12, 2002.
10.1(7)		Form of Indemnification Agreement.
10.2(2)		1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10.3(2)		1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10.4(2)		1997 Directors’ Stock Option Plan, as amended, and form of stock option agreement.
10.5(1)		1999 Executive Stock Plan and form of subscription agreement.
10.6(1)		1999 Employee Stock Purchase Plan and form of subscription agreement.
10.7(4)		2000 Non-Executive Option Plan and form of stock option agreement.
10.8		Lease between North San Jose Interests and Netro Corporation dated April 20, 2001.
10.9(†)(1)		Manufacturing and Engineering Services Agreement between Registrant and Microelectronics Technology Inc., dated January 11, 1999 and first amendment.
10.9.1(††)(	5)	Amendment Agreement to the Manufacturing and Engineering Services Agreement between the Company and Microelectronics Technology, Inc., Dated August 29, 2000.
10.10(1)		Employment Agreement between Registrant and Gideon Ben-Efraim, and amendment.
10.11(1)		Form of Change-of-Control Agreement.
10.12(5)		Preferred Stock Purchase Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
10.13(††)(5)		Option Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1		Letter to the Securities and Exchange Commission Pursuant to Temporary Note 3T.

(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on June 22, 1999.

(2)	Incorporated by reference to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on July 28, 1999.

(3)	Incorporated by reference to Amendment No. 3 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on August 16, 1999.

(4)	Incorporated by reference to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-30738) initially filed with the SEC on March 1, 2000.

(5)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2000.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2001.

(8)	Incorporated by reference to our periodic report on Form 8-K filed with the SEC on February 27, 2002.

(9)	Incorporated by reference to our registration statement on Form S-3 (File No. 333-84316) filed with the SEC on March 14, 2002.

†	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated August 18, 1999.

††	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated February 16, 2001.