Form 10-Q
period 2002-03-31
NETRO CORP
filed 2002-05-08
CIK 1087779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant’s Common Stock as of April 23, 2002 was 60,949,336.

Part I: Financial Information
Item 1. Financial Statements

NETRO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$93,565	$90,494
Marketable securities	94,466	115,950
Trade accounts receivable, net	5,493	3,683
Inventory, net	6,365	6,874
Prepaid expenses and other	3,981	2,832

Total current assets	203,870	219,833
Equipment and leasehold improvements	9,275	7,796
Long-term marketable securities	106,657	119,858
Acquired intangible assets	27,766	—
Other assets	2,234	2,234

Total assets	$349,802	$349,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt and capital leases	$956	$1,272
Trade accounts payable	3,884	1,649
Accrued liabilities	27,315	25,789

Total current liabilities	32,155	28,710
Long-term debt and capital leases, net of current portion	—	64
Deferred facilities rent	133	71

Total liabilities	32,288	28,845

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock	536,336	506,329
Deferred stock compensation	(561)	(831)
Accumulated other comprehensive income	56	1,264
Accumulated deficit	(218,317)	(185,886)

Total stockholders’ equity	317,514	320,876

Total liabilities and stockholders’ equity	$349,802	$349,721

See accompanying notes to condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues	$5,008	$9,131
Cost of revenues	4,395	30,703

Gross profit (loss)	613	(21,572)

Operating expenses:
Research and development	7,223	7,740
Sales and marketing	3,691	3,763
General and administrative	6,284	4,976
Amortization of deferred stock compensation	180	228
Amortization of acquired intangible assets	385	—
Acquired in-process research and development	17,600	—

Total operating expenses	35,363	16,707

Loss from operations	(34,750)	(38,279)
Other income, net	2,355	5,307

Net loss before provision for income taxes	(32,395)	(32,972)
Provision for income taxes	36	—

Net loss	$(32,431)	$(32,972)

Basic and diluted net loss per share	$(0.57)	$(0.64)

Shares used to compute basic and diluted net loss per share	56,997	51,901

See accompanying notes to condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(32,431)	$(32,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,116	889
Acquired in-process research and development	17,600	—
Write-down of impaired assets	797	—
Provision for excess and obsolete inventory	—	16,700
Provision for doubtful accounts	—	2,000
Provision for material-related commitments	—	6,500
Loss on disposal of fixed assets	41	17
Amortization of deferred stock compensation	180	228
Amortization of acquired intangible assets	385	—
Changes in operating assets and liabilities, net of acquisition of assets:
Trade accounts receivable	(1,810)	5,161
Inventory	1,077	(3,566)
Prepaid expenses and other	(445)	2,934
Trade accounts payable and accrued liabilities	563	(5,883)

Net cash used in operating activities	(12,927)	(7,992)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(795)	(2,946)
Payment for acquisition of assets	(16,009)	—
Purchases of marketable securities	(48,958)	(116,111)
Maturities of marketable securities	81,606	131,711

Net cash provided by investing activities	15,844	12,654

Cash flows from financing activities:
Payments on notes payable and capital leases	(380)	(621)
Proceeds from issuance of common stock, net of issuance costs	577	1,843

Net cash provided by financing activities	197	1,222

Effect of exchange rate changes on cash and cash equivalents	(43)	93

Net increase in cash and cash equivalents	3,071	5,977
Cash and cash equivalents, beginning of period	90,494	91,660

Cash and cash equivalents, end of period	$93,565	$97,637

Supplemental cash flow information
Cash paid for interest	$49	$283
Issuance of common stock related to acquisition of assets	$29,520	—

See accompanying notes to condensed consolidated financial statements.

NETRO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS:

     Netro Corporation (collectively, with its subsidiaries, the “Company”) was incorporated in California on November 14, 1994 and reincorporated in Delaware on June 19, 2001. Netro is a leading provider of broadband wireless equipment used by telecommunications service providers to provide businesses and residential customers with high speed voice and data access and used by mobile phone service providers for infrastructure applications. The Company operates in one business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The Company has prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. These condensed consolidated financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the Company’s financial position at March 31, 2002 and 2001.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France, Mexico and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2001 is derived from the Company’s audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Investments with maturities greater than three months and less than or equal to one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company’s investments, which mature at various dates through November 2003, consist of government and corporate debt securities and are classified as either “available-for-sale” or “held-to-maturity.” “Available-for-sale” investments are stated at fair value, with unrealized gains and losses recorded in “Accumulated other comprehensive income” on the balance sheet. “Held-to-maturity” investments are stated at amortized cost. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

INVENTORY

     Inventory, which includes material and labor costs, is stated at the lower of cost (first-in, first-out) or market. The Company provides for estimated excess or obsolete inventory based upon assumptions about future demand for products and the conditions of the markets in which the products are sold. This provision to reduce inventory to net realizable value is reflected as a reduction to inventory in the accompanying condensed consolidated balance sheets. Significant management judgments and estimates must be made and used in connection with establishing this provision. Inventory consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$3,191	$2,534
Work-in-process	1,295	219
Finished goods	1,879	4,121

	$6,365	$6,874

EQUITY INVESTMENTS

     From time to time, the Company makes equity investments in third parties. Equity investments in companies in which the Company does not exercise a significant influence (generally those in which the Company owns less than 20 percent of the voting stock outstanding) are accounted for using the cost method. Equity investments in which the Company exercises a significant but not controlling influence are accounted for using the equity method. Equity investments in which the Company exercises a controlling influence (generally those in which the Company owns more than 50 percent of the voting stock outstanding) are accounted for on a consolidated basis. Currently, there is one investment accounted for under the cost method. All other equity investments have been consolidated. Management evaluates all investments on an ongoing basis using estimates of undiscounted future cash flows. Any impairment of value is written down in the period in which it occurs.

ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS.

     The Company periodically evaluates whether events and circumstances have occurred which indicate that long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have incurred significant expenses associated with write-off of those long-lived assets. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset. As of March 31, 2002, long-lived assets included $27.8 million of intangible assets related to our acquisition of Project Angel and $9.3 million of fixed assets and tenant improvements.

     REVENUE RECOGNITION.

     Revenues consist of sales made directly to end users and indirectly through OEMs and local resellers. Revenues from product sales are recognized when all of the following conditions are met: the product has shipped, an arrangement exists with the customer and the right to invoice the customer exists, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If management believes that the collectability of a receivable is not assured, revenue recognition is deferred until such time as the amounts due have been collected. Some of the factors used in evaluating whether or not to defer revenue from a particular customer include:

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

     As of March 31, 2002 the outstanding deferred revenue balance was $1.9 million, of which $1.1 million was related to sales to companies in Argentina. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which revenue related to such receivables was recognized.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of the Company’s common stock at dates of grant. For the periods presented, amortization is classified as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Research and development	$105	$120
Sales and marketing	32	64
General and administrative	43	44

Amortization of deferred stock compensation	$180	$228

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

	Three months ended
	March 31,

	2002	2001

Options	10,805	8,417
Warrants	57	57

	10,862	8,474

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	March 31,

	2002	2001

Net loss	$(32,431)	$(32,972)

Weighted average shares of common stock outstanding used to compute basic net loss per share	56,997	51,901

Basic and diluted net loss per share	$(0.57)	$(0.64)

COMPREHENSIVE LOSS

     Comprehensive loss includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net loss and reflected instead in stockholders’ equity. For the periods presented, comprehensive loss is calculated as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Net loss	$(32,431)	$(32,972)
Unrealized gain (loss) on marketable securities	(1,158)	745
Foreign currency translation adjustments	(50)	96

Comprehensive loss	$(33,639)	$(32,131)

3. CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, and marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At March 31, 2002 approximately 72 percent of the Company’s trade accounts receivable balance was represented by three customers.

     Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credits or prepayments on certain sales to foreign and smaller companies. As of March 31, 2002 the Company had overdue accounts receivable of $4.1 million, of which $2.1 million was due from companies in Argentina. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which revenue related to the receivables of approximately $1.0 million was recognized. The remaining $1.1 million was included in deferred revenue at March 31, 2002.

     With respect to cash equivalents and marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4. SEGMENT REPORTING:

     The Company is organized and operates as one operating segment dedicated to the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems. Revenue by geographic segment were as follows:

	Revenues		% of Total Revenues

	Three months ended		Three months ended
	March 31,		March 31,

	2002	2001	2002	2001

Latin America	$686	$3,794	14%	41%
Europe	3,998	693	80	8
Middle East	15	480	—	5
Asia	13	—	—	—

International	4,712	4,967	94	54
United States	296	4,164	6	46

	$5,008	$9,131	100%	100%

     Substantially all of the Company’s U.S. revenues are related to products sold to OEMs and direct resellers. Almost all of their end customers are located outside of the U.S.

5. NON-RECURRING CHARGES:

     Included in general and administrative expenses for the three months ended March 31, 2002 are $1.8 million in non-recurring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering facility and reduced its workforce in its San Jose, California headquarters location. The expenses included the termination of approximately 49 employees, the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. The following table summarizes the activity related to the non-recurring charges for the three months ended March 31, 2002 (in thousands):

	Non-recurring	Amounts Paid/	Remaining Liability
	Charges	Written-off	at 3/31/02

Impairment of assets	$797	$(797)	—
Severance	763	(631)	$132
Lease and other expense	265	(170)	95

Total non-recurring charges	$1,825	$(1,598)	$227

     The remaining liability primarily relates to severance costs for five employees and additional charges associated with the closure of Bungee Communications, Inc. which will be paid in 2002.

6. ACQUISITION OF ASSETS:

     On February 12, 2002, the Company acquired AT&T Wireless’ fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Project Angel”. The acquisition was accounted for as a purchase of assets. The purchase price was allocated based on the relative fair value of the assets acquired. The purchase consideration was approximately $48.8 million, consisting of 8.2 million shares of the Company’s common stock, valued at approximately $29.5 million, approximately $16.0 million in cash and transaction costs of approximately $3.3 million.

     A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include technical synergies and the competitive advantage in providing a one-stop fixed broadband wireless solution for its customers. The remaining $3.1 million of purchase consideration was allocation to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to conforming the product to international standards and expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was charged to operations in the three months ended March 31, 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. This analysis was conducted by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the purchased technologies. The remaining intangible assets are being amortized over a three-year estimated useful life based on the product life cycle of the acquired technology.

7. DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):

	March 31, 2002	December 31, 2001

Capital leases, due through 2003	$956	$1,336
Less: current portion	(956)	(1,272)

	$—	$64

     In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000, March 2001 and again in April 2002, and expires in January 2004. Borrowings are limited to an aggregate amount equaling approximately 80 percent and 90 percent of domestic and foreign eligible trade accounts receivables, respectively, and 50 percent of eligible foreign inventories. The line of credit is secured by the Company’s trade accounts receivable and inventory. As of March 31, 2002, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $6.6 million.

8. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

     The Company has outstanding a standby letter of credit for $240,000 to secure certain of the Company’s warranty obligations to one customer. The letter of credit is secured by a certificate of deposit for $80,000. The letter of credit is subject to draw if the Company fails to meet its warranty obligations to the customer.

     In addition, the Company has outstanding a letter of credit for $2.0 million ultimately expiring October 2006 as a security deposit for the Company’s San Jose, California office space. In February 2002, the Company issued a letter of credit for $4.2 million ultimately expiring July 2006 as a security deposit for the Company’s Redmond, Washington office space. These letters of credit are subject to draw if the Company fails to meet its obligations under the facilities leases.

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

     On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. Mr. Coates served his answering brief responding to that motion on or around March 20, 2002, and on April 11, 2002, defendants served their reply brief. In addition, on or around October 30, 2001, Mr. Coates made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. Mr. Coates filed his opening brief in support of this motion on or around November 20, 2001; defendants served their responsive brief and supporting materials on December 21, 2001; and Mr. Coates served a reply brief on or around February 15, 2002.

     Separately, on or around December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants the Company and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). In the complaint in that action, Mr. Coates challenges a stock option cancellation and regrant program that was described in the 2001 proxy statement in connection with the approval by the stockholders of Netro California of an amendment to the Company’s 1996 stock option plan. Mr. Coates claims that the discussion in the proxy statement about the proposed amendment to the stock option plan and the stock option cancellation and regrant program was incomplete or misleading and that the stock option cancellation and regrant program violated the terms of the stock option plan, inter alia, because options were issued under that program with exercise prices at the then-prevailing market price for the Company’s common stock rather than the alleged “fair value” of that stock. The complaint seeks an order declaring the options issued in the program to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys’ fees and expenses.

     On January 2, 2002, defendants filed a motion to stay or dismiss the complaint in Coates II and on April 1, 2002, defendants served their opening brief in support of that motion.

     The Company and the other defendants believe the claims asserted by Mr. Coates in both of these actions are without merit, and they intend to vigorously defend themselves against those claims.

     IPO Allocation Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he is a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Richard Moley, Gideon Ben-Efraim and Michael T. Everett (“Individual Defendants”), and Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”). The action is styled Soto-Gonzalez v. Netro Corporation, Inc., et al., No. 01 Civ. 7993 (S.D.N.Y.). On or around December 6, 2001, Zion Badichi, who alleges that he is a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, the Individual Defendants (except Mr. Moley) and the Underwriter Defendants. The action is styled Badichi v. Netro Corporation, Inc., et al., No. 01 Civ. 8348 (S.D.N.Y.).

     The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits currently pending in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including the Company and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of the Company’s August 1999 initial public offering against the Underwriter Defendants — but not against the Company or the Individual Defendants — were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“’33 Act”) and Section 10-b of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ‘33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

     The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in the earliest stages. The Company and the Individual Defendants believe the claims asserted against them in the Netro Litigation are without merit, and they intend vigorously to defend themselves against those claims.

     Other Matters. From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Form 10-Q.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements which include, but are not limited to, statements concerning projected revenues, gross profit (loss), and expenses, the need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

     We are a leading provider of broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment to provide voice and high speed data access connections to end users, or between locations in the metropolitan telecommunications network, as an alternative to using wired or other connectivity. Our products are designed to provide access connectivity to residences and small and mid-sized businesses, as well as to provide infrastructure transmission connections between mobile phone service hubs and the core mobile telecommunications network. We began commercially shipping our first point-to-multipoint product, AirStar, in 1998 and have a significant installed base for this product. AirStar is mainly targeted at service providers offering voice and high speed data services to small and mid-sized enterprises and mobile telephone service providers for infrastructure applications. AirStar operates at the higher end of the licensed frequency spectrum (10 – 39 GHz) with support for an additional frequency in the lower range (3.5 GHz).

     In February 2002, we acquired from AT&T Wireless Services, Inc. its fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Angel.” The Angel product was commercially deployed in the United States by AT&T Wireless and is a proven and mature platform that is mainly targeted at service providers offering voice and high speed data services to residential and small business customers, segments we do not address with the AirStar platform. Angel operates at the lower end of the licensed frequency spectrum (1.9 – 3.5 GHz). We plan to sell the Angel system internationally, and are in the process of modifying the Angel platform to conform to international standards, including adding frequency options that are more typically used in international markets, such as 3.5 GHz. We expect these modifications to be complete in the second half of 2002.

     Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, and data services. When modifications to the Angel platform are complete, we will offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, including Europe, Asia, North America and Central and South America, which we believe is a significant competitive advantage.

     We currently develop, manufacture and sell the AirStar product for access offerings to small and mid-sized business and mobile infrastructure, and are developing the Angel platform for access offerings to residences and small businesses. We expect our Angel platform modifications to be completed during the second half of 2002. Each of our product lines is comprised of three principal components:

•	Customer Premise Equipment, which includes a radio element which sends and receives signals to and from the hub equipment, and a digital signal processing unit, which connects and provides interfaces to the end-user’s telecommunications and/or data network;

•	Hubs, which include several radio elements, each of which sends and receives signals from multiple customer premise equipment units, and an aggregation unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider’s core network; and

•	Network Management Software, which controls and monitors the operation of hubs and customer premise equipment.

     We sell our products indirectly through OEMs and local resellers in addition to through a direct sales force. Our sales to OEMs comprised approximately 35 percent of revenues for the three months ended March 31, 2002 and 51 percent of revenue for the three months ended March 31, 2001. Due to ongoing realignments of our relationships with certain of our OEM partners, we are uncertain what portion of revenues OEMs will represent in future periods. However, in the event of continued significant declines in indirect sales, we will be required to continue to improve and expand our internal sales, customer advocacy and administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations and, therefore, revenues during the remaining quarters of 2002 could be adversely affected. We experienced such cancellations and loss of orders during 2001. Overall, our visibility regarding potential future revenues is unclear.

     International revenues represented approximately 94 percent of total revenues for the first three months of 2002 and 54 percent of total revenues for the first three months of 2001. However, substantially all of our domestic revenues are related to products sold to OEMs. Most of the end customers to whom the OEMs have resold or plan to resell these products are in international locations. With international revenues comprising such a large proportion of our total revenues, our revenues can be significantly impacted by changes in the economy of a geography or particular country. For example, in the first quarter of 2001, 41 percent of our revenues were from Argentina. Revenues from Argentina constituted 30 percent of our revenues for the year ended December 31, 2001. However, as a result of recent economic dislocations in Argentina, we did not accept any orders or recognize any revenue from Argentina in the first quarter of 2002.

     We outsource substantially all of our volume product manufacturing and assembly to contract manufacturers. We maintain a small facility for prototype production in support of our research and development efforts. We expect to continue to outsource substantially all of our product manufacturing for both AirStar and Angel product lines to contract manufacturers.

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

     As of March 31, 2002 we had an outstanding deferred revenue balance of $1.9 million, of which $1.1 million was related to sales to companies in Argentina. In addition, at March 31, 2002, we had a total of $2.1 million in outstanding receivables from companies in Argentina, all of which was overdue. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which we recognized revenue related to such receivables. In the event that we recognize revenues for which the related receivable is not ultimately collected, and such receivable is in excess of the applicable allowances, our financial statements would be adversely affected.

     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At March 31, 2002, approximately 72 percent of the Company’s trade accounts receivable balance was represented by three customers. Accounts receivable, net of allowance for doubtful accounts of $1.5 million, was $5.5 million at March 31, 2002 and $3.4 million at December 31, 2001. We believe that we have sufficient allowances for doubtful accounts to address the risk associated with our outstanding accounts receivable.

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

     Assessment of Impairment of Long-lived Assets. We periodically evaluate whether events and circumstances have occurred which indicate that long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have incurred significant expenses associated with write-off of those long-lived assets. If we determine an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset. As of March 31, 2002, long-lived assets included $27.8 million of intangible assets related to our acquisition of Project Angel and $9.3 million of fixed assets and tenant improvements.

     Provision for Excess and Obsolete Inventory. Inventory, which includes material and labor costs, is stated at the lower of cost (first-in, first-out) or market. We maintain a reserve for estimated obsolescence or unmarketable inventory based upon assumptions about future demand for our products, changes or revisions of our products, and the conditions of the markets in which our products are sold. This provision to reduce inventory to net realizable value is reflected as a reduction to inventory in the accompanying consolidated balance sheets. Significant management judgments and estimates must be made and used in connection with establishing these reserves. If actual market conditions are less favorable than our assumptions, additional reserves may be required.

RESULTS OF OPERATIONS

     In the current quarter, we experienced a continuation of the reduced revenue levels experienced over the past several quarters. This was exacerbated by the reduction in sales to Argentina, which was partially offset by an increase of sales in Europe. These sales to Europe produced lower average selling prices which adversely affected the current quarter margins. In the first quarter of 2001, gross loss was heavily affected by $23.2 million in provision for excess and obsolete inventory and other material-related contracts. Current quarter operating results were impacted by $1.8 million in non-recurring charges in general and administrative expenses in addition to the $17.6 million in acquired in-process research and development expenses related to the Angel acquisition written off during the period. First quarter 2001 operating results contain $2.0 million in provision for doubtful accounts.

     The following table sets forth the Company’s condensed consolidated statements of operations expressed as a percentage of total revenue:

		Three months ended

	March 31,	December 31,	March 31,
	2002	2001	2001

Revenues	100%	100%	100%
Cost of revenues	88	86	336

Gross profit (loss)	12	14	(236)

Operating expenses:
Research and development	144	90	85
Sales and marketing	74	50	41
General and administrative	125	62	54
Amortization of deferred stock compensation	4	3	3
Amortization of acquired intangible assets	8	—	—
Acquired in-process research and development	351	—	—

Total operating expenses	706	205	183

Loss from operations	(694)	(191)	(419)
Other income, net	47	45	58

Net loss before provision for income taxes	(647)	(146)	(361)
Provision for income taxes	1	1	—

Net loss	(648%)	(147%)	(361%)

     Revenues. Revenues primarily consist of sales of the AirStar system. Revenues decreased to $5.0 million for the three months ended March 31, 2002 from $6.4 million for the three months ended December 31, 2001 and $9.1 million for the three months ended March 31, 2001. The decrease in revenues compared to the fourth quarter of 2001 was principally related to the economic crisis in Argentina, which provided 20 percent of our revenues for the quarter ended December 31, 2001, but which provided 0 percent of revenue for the first quarter of 2002. Increased revenue from Europe compared to the immediately preceding quarter partially offset this loss of revenues. The decline in revenue compared to the three months ended March 31, 2001 was principally related to reduced demand from competitive local exchange carriers in Europe. We expect average selling prices to fall in the foreseeable future.

     Revenues by geography based on the location of our original customers were as follows:

	Revenues			Percent of Total Revenues

	Three months ended			Three months ended

	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2002	2001	2001	2002	2001	2001

Latin America	$686	$3,127	$3,794	14%	49%	41%
Europe	3,998	2,683	693	80	42	8
Middle East	15	4	480	—	—	5
Asia	13	375	—	—	6	—

International	4,712	6,189	4,967	94	97	54
United States	296	245	4,164	6	3	46

	$5,008	$6,434	$9,131	100%	100%	100%

     Substantially all of our domestic revenues are related to products sold to OEMs. Almost all of their end customers are located in Europe. The significant decline in revenues to the United States compared to the first quarter of 2001 is primarily due to reduced demand from competitive local exchange carriers in Europe who had principally been served by United States OEMs. In addition, we have realigned our relationship with Lucent, our largest United States OEM partner, such that we are now dealing with their European affiliates.

     Revenues from customers that comprised more that 10 percent of revenue were as follows:

	Revenues			Percent of Total Revenues

	Three months ended			Three months ended

	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2002	2001	2001	2002	2001	2001

Lucent	$1,765	$694	$4,371	35%	11%	48%
Techtel	*	2,599	3,587	*	40	39
Mobifon	*	1,453	*		23	*
Broadnet	1,056	*	*	21	*	*
NewCom	674	*	*	13	*	*

Aggregate amount	$3,495	$4,746	$7,958	69%	74%	87%

*	Revenues less than 10 percent for period

     Gross Profit (Loss). Gross profit (loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit was $0.6 million for the three months ended March 31, 2002 compared to $0.9 million for the three months ended December 31, 2001 and a loss of $21.6 million for the three months ended March 31, 2001. Gross profit as a percentage of revenues was 12 percent for the three months ended March 31, 2002, compared to 14 percent for the three months ended December 31, 2001 and a loss of 236 percent for the same period in 2001. The decrease in gross profit on a dollar basis as well as on a percentage basis compared to the fourth quarter of 2001 is due primarily to a shift in sales from Latin America to Europe where our sales tend to be through resellers. The increase in gross profit on a dollar basis as well as on a percentage basis compared to the first quarter of 2002 primarily reflects charges of $23.2 million in 2001 related to excess and obsolete inventory and other material-related commitments and an increase in the proportion of revenues from direct sales, partially offset by an increase in the proportion of revenues from customer premise equipment as opposed to hub equipment and a sales volume insufficient to fully absorb manufacturing expenses. In addition, the first quarter 2002 gross profit was positively affected by the sale of some products which had been fully reserved for obsolescence but which we were able to sell to customers. Although these sales were at significant discounts to the original cost of goods sold associated with these products, the net impact was to increase gross profit due to the reserves previously taken. The total amounts added to gross profit during the first quarter of 2002 as a result of these changes was approximately $0.2 million.

     We have experienced substantial fluctuations in gross profit in past quarters. The principal drivers of the fluctuations, other than the inventory and material-related commitments in 2001, are the level of revenues, the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 30:1 for the three months ended March 31, 2002 compared to 25:1 for the three months ended December 31, 2001 and 37:1 for the three months ended March 31, 2001. We expect the ratio of unit sales of customer premise equipment to hub unit sales to continue to be in excess of 25:1 in future periods. Sales to OEMs generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to OEMs represented 35 percent of revenues in the first three months of 2002, compared to 51 percent of revenues for the same period in 2001. In addition, we expect average selling prices for our products to decline during the remaining quarters of 2002 due to competitive forces. We have initiatives underway to reduce direct manufacturing and indirect manufacturing overhead costs. However, to the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices and/or total revenues decline, gross profit as a percentage of revenues will continue to decline during 2002.

     Research and Development. Research and development expenses consist of compensation costs, the cost of software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses were $7.2 million or 144 percent of revenues for the three months ended March 31, 2002 compared to $5.8 million or 90 percent of revenues for the three months ended December 31, 2001 and $7.7 million or 85 percent of revenues for the three months ended March 31, 2001. The increase in research and development expenses on a dollar basis compared to the fourth quarter of 2001 was due primarily to an increase of $1.7 million in personnel and related compensation costs due to the addition of approximately 114 research and development personnel related to the Angel acquisition, partially offset by the loss of approximately 16 personnel due to the closure of Bungee Communications, Inc. and 27 research and development personnel in our San Jose, California headquarters location. There was also an increase of approximately $0.2 million of equipment-related expenses. These increases were partially offset by a decrease of approximately $0.5 million in third-party engineering, prototype and other expenses related to the timing of the development and release of new product features for the AirStar system. The decrease in research and development expenses on a dollar basis compared to the first quarter of 2001 was primarily due to a decrease of $1.2 million in third-party engineering, prototype and other expenses related to the timing of the development and release of new product features for the AirStar system. These decreases were partially offset by an increase of $0.7 million in personnel and related compensation costs due to an increase of approximately 114 research and development personnel related the Angel Acquisition, partially offset by the loss of approximately 16 personnel due to the closure of Bungee Communications, Inc. and 27 research and development personnel in our San Jose, California headquarters location. We expect research and development expenses to increase on a dollar basis in the future quarters as we prepare the Angel platform to conform to international standards.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses were $3.7 million or 74 percent of revenues for the three months ended March 31, 2002 compared to $3.2 million or 50 percent of revenues for the three months ended December 31, 2001 and $3.8 million or 41 percent of revenues for the three months ended March 31, 2001. The increase in sales and marketing expenses on a dollar basis compared to the fourth quarter of 2001 was due primarily to $0.4 million of marketing expenses related to trade shows occurring during the first quarter of 2002. The slight decrease in sales and marketing expenses on a dollar basis compared to the first quarter of 2001 was due primarily to decreased promotional and equipment expenses of $0.1 million. We expect sales and marketing expenses to increase on a dollar basis in future periods as we prepare for the release of the international version of Angel and as we expand our sales presence in China and other Asian markets.

     General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as non-recurring charges and provisions for doubtful accounts. General and administrative expenses were $6.3 million or 125 percent of revenues for the three months ended March 31, 2002 compared to $4.0 million or 62 percent of revenues for the three months ended December 31, 2001 and $5.0 million or 54 percent of revenues for the three months ended March 31, 2001. The increase in general and administrative expenses on a dollar basis compared to both periods was primarily due to $1.8 million in non-recurring charges relating to the closure of Bungee Communications, Inc., our Israeli engineering facility and additional severance costs associated with a reduction in force at our San Jose, California headquarters in February 2002. These non-recurring charges consist of $0.8 million associated with the termination of approximately 49 employees, the write-down of $0.8 million in assets associated with the Bungee operations, the termination of the Bungee office lease and other expenses of $0.2 million. The remaining increase in general and administrative expenses compared to the fourth quarter of 2001 was due primarily to increased personnel and related expenses of $0.3 million due to the addition of 13 general and administrative personnel related to the Angel acquisition and $0.1 million of additional rent expense due to the addition of the Redmond, Washington facility. The remaining change in general and administrative expenses compared to the first quarter of 2001 was primarily due to a $2.0 million charge to the provision for doubtful accounts in the first quarter of 2001, partially offset by increased facilities costs of $0.9 million in the first quarter of 2002 associated with increased rent expense on our San Jose, California facility and the addition of the Redmond, Washington facility due to the Angel acquisition. Also in the first quarter of 2002 we incurred increased personnel and related expenses of $0.3 million due to the addition of 13 general and administrative personnel related to the Angel Acquisition, and increased director and officer insurance and other miscellaneous expenses of $0.3 million. We expect general and administrative expenses on a dollar basis, exclusive of one-time charges, to continue at a similar level in future periods.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. Amortization of deferred stock compensation was $0.2 million for the three months ended March 31, 2002, December 31, 2001, and March 31, 2001.

     Amortization of Acquired Intangible Assets. In February 2002, in connection with the Angel acquisition, we acquired approximately $24.9 million of developed and core technology and $3.3 million of other intangibles, which include technical synergies and the competitive advantage in providing a one-stop fixed broadband wireless solution for its customers. These intangible assets will be amortized over a three-year estimated useful life based on the product life cycle of the acquired technology. We expect future quarterly amortization to be approximately $2.3 million.

     Acquired In-process Research and Development. In February 2002, in connection with the Angel acquisition, we acquired approximately $17.6 million of in-process research and development costs. These costs represent research and development projects that had not yet reached technological feasibility. Accordingly, this amount was charged to operations in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues.

     Other Income, Net. Other income, net, consists primarily of interest income earned on low-risk marketable securities and interest paid on outstanding capital leases. Other income, net decreased to $2.4 million for the three months ended March 31, 2002 from $2.9 million for the three months ended December 31, 2001 and $5.3 million for the three months ended March 31, 2001, due to the decrease in cash balances and lower market interest rates.

     Income Taxes. We have incurred a net loss for each fiscal year since inception. Recorded income taxes represent taxes paid by our foreign subsidiaries.

RISKS

     Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future. It is likely that in some future quarter our operating results will again fall below the expectations of securities analysts and investors. In this event, the market price of our common stock could significantly decline.

     Some of the factors that could affect our quarterly or annual operating results include the following:

•	We have a history of losses, expect future losses and may never achieve profitability

•	If we are unable to change our customer base, our revenues will continue to decline and our results of operations will suffer

•	Due to our limited operating history, it is difficult to predict future operating results or our stock price

•	Our future operating results are dependent on the sales of two similar product lines serving an emerging market. If revenues from these products do not meet our expectations, we will not have other products to offset the negative impact on our operating results

•	If we are not able to successfully modify, market and sell our new Angel product, anticipated benefits of our acquisition of assets from AT&T Wireless may never be achieved

•	If we are unable to integrate successfully the employees, technologies and other assets we acquired from AT&T Wireless into our company, we may not achieve the anticipated benefits of the acquisition

•	If we cannot reduce our product costs, our results of operations will suffer

•	If we do not succeed in developing relationships directly with telecommunications service providers and in strengthening our direct and indirect sales channels, our business will be harmed

•	Many projects that include our products require system integration expertise and third-party financing, which we are unable to provide. If sources for system integration or financing cannot be obtained as needed, service providers may not select our products

•	The majority of service providers using our products are international and payments from them are dependent on the political and economical situation in those countries

•	Intense competition in the market for communications equipment could prevent us from increasing or sustaining revenues or achieving or sustaining profitability

•	We have a long sales cycle, which could cause our results of operations and stock price to fluctuate

•	We may purchase significant inventory for planned sales which do not materialize

•	Our products may contain defects that could harm our reputation, be costly to correct, expose us to litigation and harm our operating results

•	Our business is subject to many factors that could cause our quarterly operating results to fluctuate and our stock price to be volatile

•	We depend on contract manufacturers. If these manufacturers are unable to fill our orders on a timely basis, and we are unable to find alternative sources, we may be unable to deliver products to meet customer orders

•	If we do not meet product introduction deadlines, our business will be harmed

•	Because some of our key components are from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer

•	If high speed wireless telecommunications technology or our implementation of this technology is not accepted by service providers, we will not be able to sustain or grow our business

•	Because we must sell our products in many countries that have different regulatory schemes, if we cannot develop products that work with different standards, we will be unable to sell our products

•	If we are unable to manage our international operations effectively, our business would be adversely affected

•	We face risks associated with shareholder litigation

•	Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products in particular markets

•	We may not be able to adequately protect our intellectual property

•	Line-of-sight limitations inherent to our AirStar products may limit deployment options and have an adverse affect on our sales

•	If we are unable to hire or retain our personnel, we might not be able to operate our business successfully

•	Major stockholders have substantial control over us, which could delay or prevent a change in control

•	Provisions of our certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders

     For more information on the risks related to our Company, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, cash and cash equivalents were $93.6 million, short-term marketable securities were $94.5 million and long-term marketable securities were $106.7 million. We have a $10.0 million bank line of credit. As of March 31, 2002, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $6.6 million under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5% or the bank’s prime rate, at our option. Capital lease obligations were $1.0 million at March 31, 2002. Future operating lease obligations were $19.4 million at March 31, 2002.

     Cash used in operating activities was $12.9 million for the three months ended March 31, 2002 and $8.0 million for the same period in 2001. Cash used in operating activities for the three months ended March 31, 2002 was primarily due to the net loss, adjusted for non-cash charges of $19.9 million, including the $17.6 million write-off of acquired in-

process research and development. Cash used in operating activities for the three months ended March 31, 2001 was primarily due to the net loss, adjusted for provisions for inventory, material-related contract, and doubtful accounts totaling $25.2 million and decreases in accounts receivable and prepaid expenses.

     Cash provided by investing activities was $15.9 million for the three months ended March 31, 2002 and $12.7 million for the same period in 2001. Cash provided by investing activities for the three months ended March 31, 2002 was due primarily to net maturities of marketable securities of $32.6 million, partially offset by $16.0 million of cash used for the Angel acquisition. Cash provided by investing activities for the three months ended March 31, 2001 was primarily due to net maturities of marketable securities, partially offset by purchases of equipment and leasehold improvements.

     Cash provided by financing activities was $0.2 million for the three months ended March 31, 2002 and $1.2 million for the same period in 2001. Cash provided by financing activities for both periods was primarily due to proceeds from issuances of common stock via the Company’s employee stock purchase plan and the exercise of stock options, partially offset by payments on capital leases.

     The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. In specific instances we may agree to assume liability for limited quantities of specialized components with long lead times.

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

     We believe that our cash and cash equivalents balances, short-term and long-term marketable securities and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment-grade marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our annual report on Form 10-K.

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

     The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $290.1 million of marketable securities at March 31, 2002 by approximately $2.9 million.

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

     On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. Mr. Coates served his answering brief responding to that motion on or around March 20, 2002, and on April 11, 2002, defendants served their reply brief. In addition, on or around October 30, 2001, Mr. Coates made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. Mr. Coates filed his opening brief in support of this motion on or around November 20, 2001; defendants served their responsive brief and supporting materials on December 21, 2001; and Mr. Coates served a reply brief on or around February 15, 2002.

     Separately, on or around December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants the Company and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). In the complaint in that action, Mr. Coates challenges a stock option cancellation and regrant program that was described in the 2001 proxy statement in connection with the approval by the stockholders of Netro California of an amendment to the Company’s 1996 stock option plan. Mr. Coates claims that the discussion in the proxy statement about the proposed amendment to the stock option plan and the stock option cancellation and regrant program was incomplete or misleading and that the stock option cancellation and regrant program violated the terms of the stock option plan, inter alia, because options were issued under that program with exercise prices at the then-prevailing market price for the Company’s common stock rather than the alleged “fair value” of that stock. The complaint seeks an order declaring the options issued in the program to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys’ fees and expenses.

     On January 2, 2002, defendants filed a motion to stay or dismiss the complaint in Coates II, and on April 1, 2002, defendants served their opening brief in support of that motion.

     The Company and the other defendants believe the claims asserted by Mr. Coates in both of these actions are without merit, and they intend to vigorously defend themselves against those claims.

     IPO Allocation Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he is a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Richard Moley, Gideon Ben-Efraim and Michael T. Everett (“Individual Defendants”), and Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”). The action is styled Soto-Gonzalez v. Netro Corporation, Inc., et al., No. 01 Civ. 7993 (S.D.N.Y.). On or around December 6, 2001, Zion Badichi, who alleges that he is a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, the Individual Defendants (except Mr. Moley) and the Underwriter Defendants. The action is styled Badichi v. Netro Corporation, Inc., et al., No. 01 Civ. 8348 (S.D.N.Y.).

     The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits currently pending in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including the Company and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of the Company’s August 1999 initial public offering against the Underwriter Defendants — but not against the Company or the Individual Defendants — were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“’33 Act”) and Section 10-b of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ‘33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

     The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in the earliest stages. The Company and the Individual Defendants believe the claims asserted against them in the Netro Litigation are without merit, and they intend vigorously to defend themselves against those claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 12, 2002, the Company issued and sold 8,200,000 shares of its common stock to AT&T Wireless as partial consideration for the purchase of certain of AT&T Wireless’ assets, pursuant to the terms of an Asset Purchase Agreement dated January 14, 2002. The assets acquired include intellectual property, inventory, equipment and proprietary software, all relating to the development, manufacture and assembly of fixed wireless telecommunications equipment developed under the code name project “Angel.” The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. An independent appraisal firm determined that the value of the 8,200,000 shares issued to AT&T Wireless was approximately $29.5 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

10.1	Net Lease Agreement dated October 31, 1995 among L&A Kessler Family Partners, L.P., Marilyn Dreyfuss, Phillip Francis and J. Richard Lombardi, as successor Trustees of the Edward S. Ageno 1992 Revocable Trust, and Kay Enterprises, successors in interest to Opus/Puget Western I, LLC, McCaw Property Investments, Inc. and AT&T Wireless Services, Inc., as amended by Amendment 1 to Net Lease Agreement dated as of January 3, 1996, as amended by Amendment 2 to Net Lease Agreement dated as of September 18, 1996.
10.2	Assignment and Assumption Agreement between AT&T Wireless Services, Inc. and AAS, Inc. dated February 12, 2002.

     (b)  Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 27, 2002, announcing the completion of the acquisition of certain assets from AT&T Wireless Services, Inc.

NETRO CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETRO CORPORATION Date: May 8, 2002

By: /S/ Sanjay K. Khare
Sanjay K. Khare Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Net Lease Agreement dated October 31, 1995 among L&A Kessler Family Partners, L.P., Marilyn Dreyfuss, Phillip Francis and J. Richard Lombardi, as successor Trustees of the Edward S. Ageno 1992 Revocable Trust, and Kay Enterprises, successors in interest to Opus/Puget Western I, LLC, McCaw Property Investments, Inc. and AT&T Wireless Services, Inc., as amended by Amendment 1 to Net Lease Agreement dated as of January 3, 1996, as amended by Amendment 2 to Net Lease Agreement dated as of September 18, 1996.
10.2	Assignment and Assumption Agreement between AT&T Wireless Services, Inc. and AAS, Inc. dated February 12, 2002.