Form 10-Q
period 2002-06-30
NETRO CORP
filed 2002-08-13
CIK 1087779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission File Number 000-26963

NETRO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0395029 (IRS Employer Identification No.)

3860 North First Street, San Jose, CA 95134
(408) 216-1500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 61,153,326.

Part I: Financial Information

Item 1. Financial Statements

NETRO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current Assets:
Cash and cash equivalents	$107,503	$90,494
Marketable securities	80,021	115,950
Trade accounts receivable, net	5,909	3,683
Inventory, net	7,046	6,874
Prepaid expenses and other	2,753	2,832

Total current assets	203,232	219,833
Equipment and leasehold improvements, net	10,587	7,796
Long-term marketable securities	90,612	119,858
Acquired intangible assets, net	25,023	—
Other assets	2,251	2,234

Total assets	$331,705	$349,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt and capital leases	$359	$1,272
Trade accounts payable	4,214	1,649
Accrued liabilities	26,868	25,789

Total current liabilities	31,441	28,710
Long-term debt and capital leases, net of current portion	—	64
Deferred facilities rent	193	71

Total liabilities	31,634	28,845

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock	536,739	506,329
Deferred stock compensation	(397)	(831)
Accumulated other comprehensive income	535	1,264
Accumulated deficit	(236,806)	(185,886)

Total stockholders’ equity	300,071	320,876

Total liabilities and stockholders’ equity	$331,705	$349,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$5,681	$2,051	$10,689	$11,182
Cost of revenues	4,654	21,182	9,049	51,885

Gross profit (loss)	1,027	(19,131)	1,640	(40,703)

Operating expenses:
Research and development	8,472	6,539	15,695	14,279
Sales and marketing	3,909	3,588	7,600	7,351
General and administrative	5,885	4,749	12,169	9,725
Amortization of deferred stock compensation	162	227	342	455
Amortization of acquired intangible assets	2,743	—	3,128	—
Acquired in-process research and development	—	—	17,600	—

Total operating expenses	21,171	15,103	56,534	31,810

Loss from operations	(20,144)	(34,234)	(54,894)	(72,513)
Other income, net	1,676	4,396	4,031	9,703

Net loss before provision for income taxes	(18,468)	(29,838)	(50,863)	(62,810)
Provision for income taxes	21	—	57	—

Net loss	$(18,489)	$(29,838)	$(50,920)	$(62,810)

Basic and diluted net loss per share	$(0.30)	$(0.57)	$(0.86)	$(1.21)

Shares used to compute basic and diluted net loss per share	61,018	52,074	59,019	51,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(50,920)	$(62,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,166	1,890
Acquired in-process research and development	17,600	—
Write-down of impaired assets	797	—
Provision for excess and obsolete inventory	—	29,700
Provision for doubtful accounts	—	2,000
Provision for material-related commitments	—	12,000
Loss on disposal of fixed assets	70	1,078
Amortization of deferred stock compensation	342	455
Amortization of acquired intangible assets	3,128	—
Changes in operating assets and liabilities, net of acquisition of assets:
Trade accounts receivable	(2,226)	6,750
Inventory	396	(8,087)
Prepaid expenses and other	1,994	3,793
Trade accounts payable and accrued liabilities	467	(6,141)

Net cash used in operating activities	(26,186)	(19,372)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,184)	(4,111)
Payment for acquisition of assets	(16,009)	—
Purchase of equity investment	—	(1,500)
Purchases of marketable securities	(94,991)	(210,461)
Maturities of marketable securities	157,361	246,561

Net cash provided by investing activities	43,177	30,489

Cash flows from financing activities:
Payments on notes payable and capital leases	(977)	(5,309)
Proceeds from issuance of common stock, net of issuance costs	982	1,893

Net cash provided by (used in) financing activities	5	(3,416)

Effect of exchange rate changes on cash and cash equivalents	13	(41)

Net increase in cash and cash equivalents	17,009	7,660
Cash and cash equivalents, beginning of period	90,494	91,660

Cash and cash equivalents, end of period	$107,503	$99,320

Supplemental cash flow information
Cash paid for interest	$312	$497
Issuance of common stock related to acquisition of assets	$29,520	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The Company has prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. These condensed consolidated financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the Company’s financial position at June 30, 2002 and December 31, 2001, results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France, Mexico and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2001 is derived from the Company’s audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than or equal to one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company’s investments, which mature at various dates through April 2004, consist of government and corporate debt securities and are classified as either “available-for-sale” or “held-to-maturity.” “Available-for-sale” investments are stated at fair value, with unrealized gains and losses recorded in “Accumulated other comprehensive income” on the balance sheet. Unrealized gains at June 30, 2002 were $0.7 million. Unrealized gains at December 31, 2001 were $1.4 million. “Held-to-maturity” investments are stated at amortized cost. Realized gains or losses from sales of marketable securities are based on the specific identification method.

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

	June 30,	December 31,
	2002	2001

Raw materials	$3,721	$2,534
Work-in-process	503	219
Finished goods	2,822	4,121

	$7,046	$6,874

EQUITY INVESTMENTS

     From time to time, the Company makes equity investments in third parties. Equity investments in companies in which the Company does not exercise a significant influence (generally those in which the Company owns less than 20 percent of the voting stock outstanding) are accounted for using the cost method. Equity investments in which the Company exercises a significant but not controlling influence are accounted for using the equity method. Equity investments in which the Company exercises a controlling influence (generally those in which the Company owns more than 50 percent of the voting stock outstanding) are accounted for on a consolidated basis. Currently, there is one investment accounted for under the cost method. All other equity investments have been consolidated. Management evaluates all investments on an ongoing basis by comparing the carrying value to the fair value of such investments. The Company recognizes an impairment loss based on the excess of the carrying value over the fair value in the period in which such impairment occurs, with the reduction in value charged to expense.

ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates whether events and circumstances have occurred which indicate that the carrying value of its long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have recorded significant charges associated with write-off of those long-lived assets. If the Company determines an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of June 30, 2002, long-lived assets included $25.0 million of intangible assets related to the Company’s acquisition of Project Angel and $10.6 million of fixed assets and tenant improvements.

REVENUE RECOGNITION

     Revenues consist of sales made directly to end users and indirectly through systems integrators and local resellers. Revenues from product sales are recognized when all of the following conditions are met: the product has shipped, an arrangement exists with the customer and the right to invoice the customer exists, collection of the receivable is reasonably assured and the Company has fulfilled all of its material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If, when all other factors for revenue recognition have been met, management believes that the collectability of the related receivable is not assured, revenue recognition is deferred until such time as the amounts due have been collected. Some of the factors used in evaluating whether or not to defer revenue from a particular customer include:

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

     As of June 30, 2002, the outstanding deferred revenue balance was $1.8 million, of which $1.1 million was related to shipments to companies in Argentina. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which the equipment related to such deferred revenue was shipped. Subsequent to June 30, 2002, the Company agreed to sell approximately $0.2 million of additional equipment to a customer in Argentina on extended terms, in consideration for, among other things, the repayment of $1.0 million of overdue accounts receivable from that customer and a note payable for all other outstanding amounts. All revenue related to the $0.2 million sales to Argentina will be deferred in the periods in which it is shipped.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of the Company’s common stock at dates of grant. For the periods presented, amortization related to employees associated with the following operational functions (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Research and development	$98	$118	$203	$238
Sales and marketing	22	44	54	88
General and administrative	42	65	85	129

Amortization of deferred stock compensation	$162	$227	$342	$455

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

	June 30,	December 31,
	2002	2001

Options	11,597	6,718
Warrants	28	57

	11,625	6,775

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(18,489)	$(29,838)	$(50,920)	$(62,810)

Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	61,018	52,074	59,019	51,992

Basic and diluted net loss per share	$(0.30)	$(0.57)	$(0.86)	$(1.21)

COMPREHENSIVE LOSS

     Comprehensive loss includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net loss and reflected instead in stockholders’ equity. For the periods presented, comprehensive loss is calculated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(18,489)	$(29,838)	$(50,920)	$(62,810)
Unrealized gain (loss) on marketable securities	457	(317)	(701)	428
Foreign currency translation adjustments	22	(124)	(28)	(28)

Comprehensive loss	$(18,010)	$(30,279)	$(51,649)	$(62,410)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived” Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and portions of APB Opinion 30, “Reporting the Results of Operations”. This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying value. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of this statement had no impact on the Company’s results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 affecting Statement 4 are effective for fiscal years beginning after May 15, 2002; the provisions of SFAS No. 145 affecting Statement 13 are effective for transactions occurring after May 15, 2002; all other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 pursuant to which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

3. CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, and marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At June 30, 2002 approximately 66 percent of the Company’s trade accounts receivable balance was represented by three customers.

     Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credits or prepayments on certain sales to foreign and smaller companies. As of June 30, 2002 the Company had overdue accounts receivable of $2.9 million, of which $2.1 million was due from companies in Argentina. Of the amounts due from Argentina, $1.1 million was included in deferred revenue at June 30, 2002 and $1.0 million relates to revenue which was recognized during 2001. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which revenue related to receivables of approximately $1.0 million was recognized. Subsequent to June 30, 2002, the Company agreed to sell approximately $0.2 million of additional equipment to a customer in Argentina on extended terms, in consideration for, among other things, the repayment of $1.0 million of overdue accounts receivable from that customer and a note payable for all other outstanding amounts. All revenue related to the $0.2 million sales to Argentina will be deferred in the periods in which it is shipped.

     With respect to cash equivalents and marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4. SEGMENT REPORTING:

     The Company is organized and operates as one operating segment dedicated to the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems. Revenues by geographic segment were as follows:

	Revenues (in thousands)				% of Total Revenues

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,

	2002	2001	2002	2001	2002	2001	2002	2001

Latin America	$871	$832	$1,557	$4,552	15%	41%	14%	41%
Europe	3,563	890	7,561	1,597	63	43	71	14
Middle East/Africa	376	2	391	474	7	—	4	4
Asia	479	93	492	93	8	5	5	1

International	5,289	1,817	10,001	6,716	93	89	94	60
United States	392	234	688	4,466	7	11	6	40

	$5,681	$2,051	$10,689	$11,182	100%	100%	100%	100%

     In prior periods, substantially all of the Company’s U.S. revenues were related to products sold through systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the three months ended June 30, 2002, substantially all of the Company’s U.S. revenues were sold to end customers located inside the U.S.

5. NON-RECURRING CHARGES:

     Included in general and administrative expenses for the six months ended June 30, 2002 are $1.8 million in non-recurring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering entity, and reduced its workforce in its San Jose, California headquarters location. The charges included the termination of approximately 49 employees, the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. The following table summarizes the activity related to the non-recurring charges for the six months ended June 30, 2002 (in thousands):

			Remaining
	Non-recurring	Amounts Paid/	Liability at
	Charges	Written-off	June 30, 2002

Impairment of assets	$797	$(797)	—
Severance	763	(668)	$95
Lease and other expense	265	(170)	95

Total non-recurring charges	$1,825	$(1,635)	$190

     The remaining liability primarily relates to severance costs for two employees and additional charges associated with the closure of Bungee Communications, Inc. which will be paid in 2002.

6. ACQUISITION OF ASSETS:

     On February 12, 2002, the Company acquired AT&T Wireless’ fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Project Angel”. The acquisition was accounted for as a purchase of assets. The purchase price was allocated based on the estimated fair values of the assets acquired. The purchase consideration was approximately $48.8 million, consisting of 8.2 million shares of the Company’s common stock, valued at approximately $29.5 million, approximately $16.0 million in cash and transaction costs of approximately $3.3 million.

     A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce, technical synergies and the competitive advantage in providing a one-stop fixed broadband wireless solution for its customers. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to conforming the product to international standards and expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. This analysis was conducted by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the purchased technologies. The intangible assets are being amortized over a three-year estimated useful life based on the product life cycle of the acquired technology.

7. DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):

	June 30,	December 31,
	2002	2001

Capital leases, due through 2003	$359	$1,336
Less: current portion	(359)	(1,272)

	$—	$64

     In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000, March 2001 and again in April 2002, and expires in January 2004. Borrowings are limited to an aggregate amount equaling approximately 80 percent of eligible domestic trade accounts receivable, 90 percent of eligible foreign trade accounts receivable and 50 percent of eligible inventories destined for foreign markets. The line of credit is secured by the Company’s trade accounts receivable and inventory. As of June 30, 2002, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $6.6 million.

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

     On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. Mr. Coates served his answering brief responding to that motion on or around March 20, 2002, and on April 11, 2002, defendants served their reply brief. In addition, on or around October 30, 2001, Mr. Coates made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. Mr. Coates filed his opening brief in support of this motion on or around November 20, 2001; defendants served their responsive brief and supporting materials on December 21, 2001; and Mr. Coates served a reply brief on or around February 15, 2002. On August 6, 2002, oral argument on the defendant’s motion to dismiss and the plaintiff’s motion for partial summary judgment was heard before the Delaware Chancery Court. The Court has not yet ruled on the motions.

     On August 5, 2002, Mr. Coates filed a motion to supplement his complaint to add allegations that Netro’s board of directors breached their fiduciary duties by amending the stockholder rights plan to permit the tender offer and by preventing Netro stockholders from accepting the acquisition offer from Wyndcrest Holdings, LLC. The proposed supplement to the complaint seeks (1) to enjoin the defendants from allegedly “preventing Netro stockholders from receiving offers for their shares”; (2) to enjoin the defendants from alleged “selective application” of the stockholder rights plan; and (3) to recover monetary damages in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. The defendants have not yet responded to the motion for leave to supplement the complaint, nor has the motion been granted by the Court at this time.

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

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“’33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ‘33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. The defendants have moved to dismiss the consolidated complaint and the motions are in the process of being briefed.

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

9. SUBSEQUENT EVENT:

     On July 19, 2002, the Company extended an offer to purchase 23,000,000 shares of its common stock, approximately 38 percent of its outstanding shares, or such lesser number of shares as are properly tendered, upon terms and subject to the conditions set forth in the Offer to Purchase, dated July 19, 2002, and the related letter of transmittal. The price paid by the Company will not be greater than $4.00 nor less than $3.50 per share, net to the seller in cash, without interest. The Company is conducting the tender offer through a procedure commonly referred to as a “Dutch auction.” This procedure allows each stockholder to select the price within the $4.00 to $3.50 per share price range at which such stockholder is willing to sell shares to the Company. If the stockholder wishes, such stockholder may alternatively tender shares at the price determined in the tender offer, which will be the price paid by the Company for all properly tendered and purchased shares. The purchase price paid by the Company for each share will be the lowest price at which, based on the number of shares tendered and the prices specified by the tendering stockholders, the Company can purchase 23,000,000 shares, or such lesser number of shares as are properly tendered. All shares purchased under the tender offer will receive the same purchase price. A tender of shares will include a tender of the associated preferred stock purchase rights issued under the Amended and Restated Rights Agreement, dated as of January 14, 2002, as amended, between Netro and American Stock Transfer & Trust Company, as Rights Agent. No separate consideration will be paid for those rights. Assuming that the maximum 23,000,000 shares are tendered in the offer at a price between $4.00 and $3.50 per share, the aggregate purchase price will be between $92.0 million and $80.5 million. The Company expects to fund its purchase of shares tendered in the offer from available cash on hand and short term investments. The tender offer will expire on Friday, August 16, 2002, at 5:00 p.m., New York City time, unless extended. The Company expects that it fees and expenses for the tender offer will be approximately $2.3 million.

     On July 18, 2002, the Company also announced that it had authorized management to make open market repurchases of its shares following the expiration of at least 10 business days from the expiration date of the tender offer. The maximum amount to be used in such repurchases is $100 million, less the amount actually used to repurchase shares in the tender offer. These additional repurchases are subject to applicable regulations from the U.S. Securities and Exchange Commission and other entities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Form 10-Q.

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

OVERVIEW

     We are a leading provider of broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment to provide voice and high speed data connections to end users, or between locations in the metropolitan telecommunications network, as an alternative to using wired or other connectivity. Our products are designed to provide access connectivity to residences and small and mid-sized businesses, as well as to provide infrastructure transmission connections between mobile phone service hubs and the core mobile telecommunications network. We began commercially shipping our first point-to-multipoint product, AirStar, in 1998 and have a significant installed base for this product. AirStar is mainly targeted at service providers offering voice and high speed data services to small and mid-sized enterprises and mobile telephone service providers for infrastructure applications. AirStar operates at the higher end of the licensed frequency spectrum (10-39 GHz) with support for an additional frequency in the lower range (3.5 GHz).

     In February 2002, we acquired from AT&T Wireless Services, Inc. its fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Angel.” The Angel product was commercially deployed in the United States by AT&T Wireless and is a proven and mature platform that is mainly targeted at service providers offering voice and high speed data services to residential and small business customers, segments we do not address with the AirStar platform. Angel operates at the lower end of the licensed frequency spectrum (1.9-3.5 GHz). We plan to sell the Angel system internationally. During the second quarter of 2002, we completed the international Angel system with a V5.2 international switch interface, confirmed its interoperability with several major voice switches and have shipped it to customers both for trial and revenue. We plan to complete the Angel 3.5 GHz radio in the third quarter of 2002, which will effectively complete the initial international adjustment of the Angel product.

     Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, and data services. When modifications to the Angel platform are complete, we will offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, which we believe is a significant competitive advantage.

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

     We sell our products indirectly through systems integrators and local resellers in addition to through a direct sales force. Our sales to systems integrators comprised approximately 42 percent of revenues for the second quarter of 2002, 35 percent of revenues for the first quarter of 2002, and 51 percent of revenues for the second quarter of 2001. Our sales to systems integrators comprised approximately 39 percent for the six months ended June 30, 2002 and 51 percent of revenues for the six months ended June 30, 2001. Due to past realignments of our relationships with certain of our systems integrator partners and our current low visibility regarding potential future revenues, we are uncertain what portion of revenues system integrators will represent in future periods. However, in the event of continued significant declines in indirect sales, we will be required to continue to improve and expand our internal sales, customer advocacy and administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations and, therefore, revenues during the remaining quarters of 2002 could be adversely affected. We experienced such cancellations and loss of orders during 2001. Overall, our visibility regarding potential future revenues is unclear.

     International revenues represented approximately 93 percent and 89 percent of total revenues for the three months ended June 30, 2002 and 2001, respectively, and 94 percent and 60 percent of total revenues for the six months ended June 30, 2002 and 2001, respectively. In prior periods, substantially all of our domestic revenues were related to products sold through systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the three months ended June 30, 2002, substantially all of the Company’s U.S. revenues were related to products sold to end customers located inside of the U.S. With international revenues comprising such a large proportion of our total revenues, our revenues can be significantly impacted by changes in the economy of a geography or particular country. For example, revenues from Argentina constituted approximately 30 percent of our revenues for the year ended December 31, 2001. However, as a result of recent economic dislocations in Argentina, we did not recognize any revenue from customers located in Argentina for the three or six months ended June 30, 2002.

     We outsource substantially all of our volume product manufacturing and assembly to contract manufacturers. We maintain small facilities for prototype production in support of our research and development efforts in both our San Jose, California and Redmond, Washington locations. We expect to continue to outsource substantially all of our product manufacturing for both AirStar and Angel product lines to contract manufacturers.

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. Revenues consist of sales made directly to end users and indirectly through systems integrators and local resellers. Revenues from product sales are recognized when all of the following conditions are met: delivery has occurred, an arrangement exists with the customer and we have the right to invoice the customer, collection of the receivable is reasonably assured and we have fulfilled all of our material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If we believe that the collectability of a receivable is not assured, we defer revenue recognition from such shipment until such time as the amounts due have been collected. Some of the factors that we use in evaluating whether or not to defer revenue from a particular customer include:

•	the customer’s liquid assets,

•	actual and projected income statements for the customer,

•	actual and projected cash flows for the customer,

•	our estimate of the customer’s ability to secure future financing,

•	the nature of the customer’s stockholder and lender base,

•	the political and economic environment in the country in which the customer operates, and

•	other intangible factors.

     As of June 30, 2002, we had an outstanding deferred revenue balance of $1.8 million, of which $1.1 million was related to sales to companies in Argentina. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which the equipment related to such deferred revenue was shipped. Subsequent to June 30, 2002, the Company agreed to sell approximately $0.2 million of additional equipment to a customer in Argentina on extended terms, in consideration for, among other things, the repayment of $1.0 million of overdue accounts receivable from that customer and a note payable for all other outstanding amounts. All revenue related to the $0.2 million sales to Argentina will be deferred in the periods in which it is shipped. In the event that we recognize revenues for which the related receivable is not ultimately collected, and such receivable is in excess of the applicable allowances, our financial statements would be adversely affected.

     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At June 30, 2002, approximately 66 percent of the Company’s trade accounts receivable balance was represented by three customers. Accounts receivable, net of allowance for doubtful accounts of $1.5 million, was $5.9 million at June 30, 2002 and $3.7 million at December 31, 2001. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letter of credit or prepayments on certain sales to foreign and smaller companies. As of June 30, 2002, the Company had overdue accounts receivable of $2.9 million, of which $2.1 million was due from companies in Argentina. Of the amounts due from Argentina, $1.1 million was included in deferred revenue at June 30, 2002 and $1.0 million relates to revenue which was recognized during 2001. Argentina has suffered significant political and economic dislocations in periods subsequent to those in which revenue related to receivables of approximately $1.0 million was recognized. Subsequent to June 30, 2002, the Company agreed to sell approximately $0.2 million of additional equipment to a customer in Argentina on extended terms, in consideration for, among other things, the repayment of $1.0 million of overdue accounts receivable from that customer and a note payable for all other outstanding amounts. All revenue related to the $0.2 million sales to Argentina will be deferred in the periods in which it is shipped. We believe that we have sufficient allowances for doubtful accounts to address the risk associated with our outstanding accounts receivable.

     Equity Investments. From time to time, we make equity investments in third parties. Equity investments in companies in which we do not exercise a significant influence (generally those in which we own less than 20 percent of the voting stock outstanding) are accounted for using the cost method. Equity investments in which we exercise a significant but not controlling influence are accounted for using the equity method. Equity investments in which we exercise a controlling influence (generally those in which we own more than 50 percent of the voting stock outstanding) are consolidated into our financial statements. Currently, we have one investment accounted for under the cost method. All other equity investments are consolidated into our financial statements. We evaluate all investments on an ongoing basis by comparing the carrying value to the fair value of such investments. We recognize an impairment loss based on the excess of the carrying value over the fair value in the period in which such impairment occurs, with the reduction in value charged to expense.

     Assessment of Impairment of Long-lived Assets. We periodically evaluate whether events and circumstances have occurred which indicate that the carrying value of our long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have recorded significant charges associated with write-off of those long-lived assets. If we determine an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of June 30, 2002, long-lived assets included $25.0 million of intangible assets related to our acquisition of Project Angel and $10.6 million of fixed assets and tenant improvements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived” Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and portions of APB Opinion 30, “Reporting the Results of Operations”. This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying value. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of this statement had no impact on the Company’s results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 affecting Statement 4 are effective for fiscal years beginning after May 15, 2002; the provisions of SFAS No. 145 affecting Statement 13 are effective for transactions occurring after May 15, 2002; all other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 pursuant to which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

     In the current quarter, we experienced a 13 percent increase in revenue over the first quarter of 2002, due mainly to sales to new customers and system integration partners in the Middle East, Africa, Asia and North America, slightly offset by a small decrease in revenues in Europe. Substantially all of these sales were from our AirStar product. We made our first revenue shipment of Angel product in the second quarter of 2002, but the amount was immaterial. Operating expenses prior to non-cash charges increased approximately 20% over the first quarter of 2002, due mostly to the full quarter impact of Angel operations and one time expenses related to the integration of the information technology systems at our recently acquired Redmond, Washington facility.

     The following table sets forth the Company’s condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three months ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2002	2002	2001	2002	2001

Revenues	100%	100%	100%	100%	100
Cost of revenues	82	88	1,033	85	464

Gross profit (loss)	18	12	(933)	15	(364)

Operating expenses:
Research and development	149	144	319	147	128
Sales and marketing	69	74	175	71	66
General and administrative	104	125	231	114	87
Amortization of deferred stock compensation	3	4	11	3	4
Amortization of acquired intangible assets	48	8	—	29	—
Acquired in-process research and development	—	351	—	165	—

Total operating expenses	373	706	736	529	285

Loss from operations	(355)	(694)	(1,669)	(514)	(649)
Other income, net	30	47	214	38	87

Net loss before provision for income taxes	(325)	(647)	(1,455)	(476)	(562)
Provision for income taxes	1	1	—	1	—

Net loss	(326%)	(648%)	(1,455%)	(477%)	(562%)

     Revenues. Revenues primarily consist of sales of the AirStar system. We made our first revenue shipment of Angel product in the second quarter of 2002, but the amount was immaterial. Revenues increased to $5.7 million for the three months ended June 30, 2002 from $5.0 million for the three months ended March 31, 2002 and $2.1 million for the three months ended June 30, 2001. The increase in revenues compared to the first quarter of 2002 was principally related to sales to new customers and system integration partners in the Middle East, Africa, Asia, and North America. The increase in revenues as compared to the three months ended June 30, 2001 is due primarily to increased sales to Europe.

     Revenues by geography based on the location of our original customers for the three month periods were as follows:

	Revenues (in thousands)			Percent of Total Revenues

	Three months ended			Three months ended

	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2002	2002	2001	2002	2002	2001

Latin America	$871	$686	$832	15%	14%	41%

	Revenues (in thousands)			Percent of Total Revenues

	Three months ended			Three months ended

	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2002	2002	2001	2002	2002	2001

Europe	3,563	3,998	890	63	80	43
Middle East	376	15	2	7	—	—
Asia	479	13	93	8	—	5

International	5,289	4,712	1,817	93	94	89
United States	392	296	234	7	6	11

	$5,681	$5,008	$2,051	100%	100%	100%

     In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the three months ended June 30, 2002, substantially all of the Company’s U.S. revenues were related to products sold to end customers located inside the U.S.

     Revenues from customers that comprised more than 10 percent of revenue for the three month periods were as follows:

	Revenues (in thousands)			Percent of Total Revenues

	Three months ended			Three months ended

	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2002	2002	2001	2002	2002	2001

Lucent	$2,382	$1,765	$1,010	42%	35%	49%
NewCom	857	674	*	15	13	*
Mobifon	703	*	*	12	*	*
Broadnet	*	1,056	*	*	21	*
TelStar	*	*	608	*	*	30

Aggregate amount	$3,942	$3,495	$1,618	69%	69%	79%

*	Revenues less than 10 percent for period

     Revenues for the six months ended June 30, 2002 decreased to $10.7 million from $11.2 million for the same period in 2001. The decrease is mainly due to reduced sales to Latin America caused by the economic crisis in Argentina. Sales to Argentina provided 32 percent of our revenue in the first six months of 2001, but provided zero percent of our revenues for the same period in 2002. In addition, sales to the U.S. decreased while sales to Europe increased, due mainly to our realignment with Lucent, such that we are now dealing with its European affiliates as opposed to its U.S. operations.

     Revenues by geography based on the location of our original customers for the six month periods were as follows:

	Revenues (in thousands)		Percent of Total Revenues

	Six months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Latin America	$1,557	$4,552	14%	41%
Europe	7,561	1,597	71	14
Middle East	391	474	4	4
Asia	492	93	5	1

International	10,001	6,716	94	60
United States	688	4,466	6	40

	$10,689	$11,182	100%	100%

     In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the six months ended June 30, 2002, approximately half of our U.S. revenues were related to products sold to end customers located inside the U.S. The significant decline in revenues to the United States compared to 2001 is primarily due to reduced demand from competitive local exchange carriers in Europe who had principally been served by United States OEMs. In addition, we have realigned our relationship with Lucent, our largest United States OEM partner, such that we are now dealing with its European affiliates.

     Revenues from customers that comprised more than 10 percent of revenue for the six month periods were as follows:

	Revenues (in thousands)		Percent of Total Revenues

	Six months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Lucent	$4,146	$5,446	39%	49%
NewCom	1,531	*	14	*
Techtel	*	3,512	*	31

Aggregate amount	$5,677	$8,958	53%	80%

*	Revenues less than 10 percent for period

     Gross Profit (Loss). Gross profit(loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit was $1.0 million for the three months ended June 30, 2002 compared to $0.6 million for the three months ended March 31, 2002 and a gross loss of $19.1 million for the three months ended June 30, 2001. Gross margin, defined as gross profit as a percentage of revenues, was 18 percent for the three months ended June 30, 2002, compared to 12 percent for the three months ended March 31, 2002 and a negative 933 percent for the three months ended June 30, 2001. The increase in gross profit and gross margin compared to the three months ended March 31, 2002 is due primarily to the impact of cost-reduced AirStar products shipped late in the quarter, a modest increase in average selling prices and the sale of some products which had been fully reserved for obsolescence but which we were able to sell to customers. The total amounts added to gross profit during the second quarter of 2002 as a result of the sale of these items was approximately $0.7 million or 12 percent of revenues, compared to $0.2 million or 5 percent of revenues for the first quarter of 2002. While we expect to experience downward price pressure on an ongoing basis, we expect to achieve improved margins from shipments of the cost-reduced products over the next two quarters. The increase in gross profit and gross margin compared to the second quarter of 2001 primarily reflects charges of $18.5 million taken in 2001 related to excess and obsolete inventory and other material-related commitments and the sale of some products in the second quarter of 2002 which had been fully reserved for obsolescence. There were no such sales in the second quarter of 2001.

     Gross profit for the six months ended June 30, 2002 was $1.6 million compared to a gross loss of $40.7 million for the same period in 2001. Gross margin was 15 percent for the six months ended June 30, 2002 compared to a negative 364 percent for the same period in 2001. The improved gross margin primarily reflects effect of a charge of $41.7 million in the first six months of 2001 related to excess and obsolete inventory and other material-related commitments. In addition, 2002 sales were positively affected by the sale of some products which had been fully reserved for obsolescence but which we were able to sell to customers. The total amounts added to gross profit during the first six months of 2002 as a result of the sale of these items was approximately $0.9 million or 8 percent of revenues, compared to none in the same period of 2001.

     We have experienced substantial fluctuations in gross profit in past quarters. The principal drivers of the fluctuations, other than the inventory obsolescence provisions and material-related commitments in 2001, are the level of revenues, the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 32:1 for the three months ended June 30, 2002 compared to 31:1 for the three months ended March 31, 2002 and 32:1 for the three months ended June 30, 2001. The unit ratio of customer premise equipment sales to hub sales was 32:1 for the six months ended June 30, 2002 and 36:1 for the six months ended June 30, 2001. We expect the ratio of unit sales of customer premise equipment to hub unit sales to continue to be in excess of 25:1 in future periods. In general, sales to systems integrators generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to systems integrators represented 42 percent of revenues in the three months ended June 30, 2002, compared to 35 percent of revenues for the three months ended March 31, 2002 and 51 percent of revenues for the three months ended June 30, 2001. Sales to systems integrators represented 39 percent of revenues in the six months ended June 30, 2002, compared to 51 percent of revenues for the same period in 2001. In addition, we expect average selling prices for our products to decline during the remaining quarters of 2002 due to competitive forces. We have initiatives underway to reduce direct manufacturing and indirect manufacturing overhead costs. Late in the second quarter of 2002, we commenced shipment of our new cost-reduced AirStar platform. We expect gross margin improvements to continue in the second half, but competitive pressures on average selling prices as well as any additional reserves for inventory obsolescence which may be required in future periods make it difficult to project the level of improvement we will achieve. We have additional cost reduction efforts underway to improve or maintain gross margins, but we anticipate competitive pressures will continue to result in lower average selling prices.

     Research and Development. Research and development expenses consist of compensation costs, the cost of software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses were $8.5 million or 149 percent of revenues for the three months ended June 30, 2002 compared to $7.2 million or 144 percent of revenues for the three months ended March 31, 2002 and $6.5 million or 319 percent of revenues for the three months ended June 30, 2001. The increase in research and development expenses on a dollar basis compared to the first quarter of 2002 was due primarily to an increase of $1.9 million in expenses related to the Angel product line, due to the full quarter impact of Angel in the second quarter of 2002 as opposed to only 6 weeks of the first quarter of 2002. This was offset by a decrease of approximately $0.7 million in spending on AirStar related projects as a result of the reorganization and reduction in force we conducted in the first quarter in our U.S. operations and the closure of Bungee Communications, our Israeli engineering entity. The increase in research and development expenses compared to the second quarter of 2001 resulted from approximately $4.3 million in Angel spending in the second quarter of 2002 as compared to no such spending in the second quarter of 2001, partially offset by decreases in AirStar spending.

     Research and development expenses were $15.7 million for the six months ended June 30, 2002, compared to $14.3 million for the same period in 2001. The increase is primarily related to year-to-date spending of approximately $6.5 million for Angel in 2002, partially offset by a decrease of $5.0 million in AirStar spending, primarily due to an decrease in average AirStar employees from 189 for the six months ended June 30, 2001 to 121 for the six months ended June 30, 2002, reflecting the reorganizations and reductions in force effected, and a decrease of approximately $0.8 million in third-party engineering charges. We expect research and development expenses to remain constant on a dollar basis in future quarters as we continue to modify the Angel platform to conform to international standards.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses were $3.9 million or 69% of revenues for the three months ended June 30, 2002, compared to $3.7 million or 74 percent of revenues for the three months ended March 31, 2002 and $3.6 million or 175 percent of revenues for the three months ended June 30, 2001. The increase in sales and marketing expenses on a dollar basis compared to the first quarter of 2002 was due primarily to an increase of $0.2 million in salaries and personnel-related charges due to the full quarter impact of the additional 13 Angel marketing employees in the second quarter. The increase in sales and marketing expenses on a dollar basis compared to the second quarter of 2001 was due primarily to salaries and personnel-related charges of $0.3 million in the second quarter of 2002 due to the addition of 13 Angel marketing employees, partially offset by a reduction of 6 AirStar marketing employees.

     Sales and marketing expenses were $7.6 million for the six months ended June 30, 2002 compared to $7.4 million for the six months ended June 30, 2001. The increase in sales and marketing expenses on a dollar basis was due primarily to $0.2 million of salaries and personnel-related charges due to the addition of 13 Angel marketing employees for 2002, offset by 6 AirStar marketing employees. We expect sales and marketing expenses to increase on a dollar basis in future periods due to increased efforts related to the release of the international version of Angel and as we expand our sales presence in China and other Asian markets.

     General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as non-recurring charges and provisions for doubtful accounts. General and administrative expenses were $5.9 million or 104 percent of revenues for the three months ended June 30, 2002, compared to $6.3 million or 125 percent of revenues for the three months ended March 31, 2002 and $4.7 million or 231 percent of revenues for the three months ended June 30, 2001. The decrease in general and administrative expenses on a dollar basis compared to the first quarter of 2002 was primarily due to the inclusion in the first quarter of $1.8 million in non-recurring charges relating to the closure of Bungee Communications, our Israeli engineering entity, and additional severance costs associated with a reduction in force at our San Jose, California headquarters in February 2002. These non-recurring charges consist of $0.8 million associated with the termination of approximately 49 employees, the write-down of $0.8 million in assets associated with the Bungee operations, the termination of the Bungee office lease and other expenses of $0.2 million. This amount was offset by an increase of approximately $0.8 million of one-time expenses related to the integration of the acquired Angel IT systems into our existing systems and approximately $0.2 million related to legal and proxy expenses. In addition, the full quarter impact of Angel general and administrative expenses was $1.4 million for the second quarter of 2002, compared to $0.4 million for the first quarter of 2002. The increase in general and administrative expenses on a dollar basis compared to the second quarter of 2001 was primarily due to the approximately $0.8 million of one-time expenses related to the integration of the acquired Angel IT systems and approximately $0.2 million related to legal and proxy expenses.

     General and administrative expenses were $12.2 million for the six months ended June 30, 2002 compared to $9.7 million for the same period in 2001. General and administrative expenses for the six months ended June 30, 2002 include $1.8 million of non-recurring charges relating to the closure of Bungee Communications, Inc., our Israeli engineering entity, and additional severance costs associated with a reduction in force at our San Jose, California headquarters in February 2002. General and administrative expenses for the six months ended June 30, 2001 include a $2.0 million provision for doubtful accounts, $0.4 million in severance expenses, and $0.4 million in fixed asset disposals. The remaining increase was due primarily to approximately $1.5 million in additional rent expense on our San Jose, California facility and the addition of the Redmond, Washington facility, $0.5 million of increased director and officer insurance premiums, $0.8 million of one-time expenses related to the integration of the acquired Angel IT systems and approximately $0.2 million related to legal and proxy expenses.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. This deferred compensation is being amortized to expense over the vesting periods of the individual options, generally four years. Amortization of deferred stock compensation was $0.2 million for the three months ended June 30, 2002, March 31, 2002, and June 30, 2001. Amortization of deferred stock compensation was $0.3 million for the six months ended June 30, 2002, compared to $0.5 million for the same period in 2001.

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

     Other Income, Net. Other income, net, consists primarily of interest income earned on investment grade marketable commercial and government backed securities and interest expense on outstanding capital leases. Other income, net decreased to $1.7 million for the three months ended June 30, 2002 from $2.4 million for the three months ended March 31, 2002 and $4.4 million for the three months ended June 30, 2001. Other income, net decreased to $4.0 million for the six months ended June 30, 2002 from $9.7 million for the same period in 2001. The decreases over prior periods are due to the decrease in available cash and marketable securities balances and lower market interest rates. Assuming that the tender offer we have extended to our stockholders is accepted, we will use cash from the sale of up to $92.0 million of our investment grade marketable securities to fund the purchase of tendered shares. Accordingly, we expect interest income earned to decrease in future periods.

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

     Some of the factors that could affect our quarterly or annual operating results include the following:

•	We have a history of losses, expect future losses and may never achieve profitability.

•	If we are unable to change our customer base, our revenues will continue to decline and our results of operations will suffer.

•	Due to our limited operating history, it is difficult to predict future operating results or our stock price.

•	Our future operating results are dependent on the sales of two similar product lines serving an emerging market. If revenues from these products do not meet our expectations, we will not have other products to offset the negative impact on our operating results.

•	If we are not able to successfully market and sell our new Angel product on a cost-effective basis, anticipated benefits of our acquisition of assets from AT&T Wireless may never be achieved.

•	If we are unable to integrate successfully the employees, technologies and other assets we acquired from AT&T Wireless into our company, we may not achieve the anticipated benefits of the acquisition.

•	If we cannot reduce our product costs, our results of operations will suffer.

•	If we do not succeed in developing relationships directly with telecommunications service providers and in strengthening our direct and indirect sales channels, our business will be harmed.

•	Many projects that include our products require system integration expertise and third-party financing, which we are unable to provide. If sources for system integration or financing cannot be obtained as needed, service providers may not select our products.

•	The majority of service providers using our products are international and payments from them are dependent on the political and economical situation in those countries.

•	Intense competition in the market for communications equipment could prevent us from increasing or sustaining revenues or achieving or sustaining profitability.

•	We have a long sales cycle, which could cause our results of operations and stock price to fluctuate.

•	We may purchase significant inventory for planned sales which do not materialize.

•	Our products may contain defects that could harm our reputation, be costly to correct, expose us to litigation and harm our operating results.

•	Our business is subject to many factors that could cause our quarterly operating results to fluctuate and our stock price to be volatile.

•	We depend on contract manufacturers. If these manufacturers are unable to fill our orders on a timely basis, and we are unable to find alternative sources, we may be unable to deliver products to meet customer orders.

•	If we do not meet product introduction deadlines, our business will be harmed.

•	Because some of our key components are from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer.

•	If high speed wireless telecommunications technology or our implementation of this technology is not accepted by service providers, we will not be able to sustain or grow our business.

•	Because we must sell our products in many countries that have different regulatory schemes, if we cannot develop products that work with different standards, we will be unable to sell our products.

•	If we are unable to manage our international operations effectively, our business would be adversely affected.

•	We face risks associated with stockholder litigation.

•	Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products in particular markets.

•	We may not be able to adequately protect our intellectual property.

•	Line-of-sight limitations inherent to our AirStar products may limit deployment options and have an adverse affect on our sales.

•	If we are unable to hire or retain our personnel, we might not be able to operate our business successfully.

•	Major stockholders have substantial control over us, which could delay or prevent a change in control.

•	Provisions of our certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders.

     In addition, if the tender offer that we have made to our stockholders is consummated, there are additional factors that may adversely affect us and our continuing stockholders, including the following:

•	Interest income, which has been a significant offset of operating losses and a source of capital, will be significantly reduced.

•	Our public float will be reduced, which could result in lower stock prices or reduced liquidity in the trading market for our common stock.

•	The proportional holding of certain significant stockholders and our directors and officers will increase.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, cash and cash equivalents were $107.5 million, short-term marketable securities were $80.0 million and long-term marketable securities were $90.6 million. We have a $10.0 million bank line of credit. As of June 30, 2002, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $6.6 million under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5% or the bank’s prime rate, at our option. In the event that the proposed self tender offer we have initiated is consummated, we will be required to enter into an amendment to the line of credit. We have commenced negotiations regarding such an amendment. Capital lease obligations were $0.4 million at June 30, 2002. Future operating lease obligations were $21.2 million at June 30, 2002.

     Cash used in operating activities was $26.2 million for the six months ended June 30, 2002 and $19.4 million for the same period in 2001. Cash used in operating activities for the six months ended June 30, 2002 was primarily due to the net loss, adjusted for non-cash charges of $24.1 million, including the $17.6 million write-off of acquired in-process research and development. Cash used in operating activities for the six months ended June 30, 2001 was primarily due to the net loss, adjusted for provisions for inventory, material-related contract, and doubtful accounts totaling $43.7 million and decreases in accounts receivable and prepaid expenses.

     Cash provided by investing activities was $43.2 million for the six months ended June 30, 2002 and $30.5 million for the same period in 2001. Cash provided by investing activities for the six months ended June 30, 2002 was due primarily to net maturities of marketable securities of $62.4 million, partially offset by $16.0 million of cash used for the

Angel acquisition. Cash provided by investing activities for the six months ended June 30, 2001 was primarily due to net maturities of marketable securities, partially offset by purchases of equipment and leasehold improvements.

     Cash provided by financing activities was $0.0 million for the six months ended June 30, 2002. Cash used in financing activities was $3.4 million for the same period in 2001. Cash provided by financing activities for the six months ended June 30, 2002 was primarily due to proceeds from issuances of common stock via the Company’s employee stock purchase plan and the exercise of stock options, almost entirely offset by payments on capital leases. Cash used in financing activities for the six months ended June 30, 2001 was primarily due to the repayment of the bank line of credit, offset by the proceeds from issuances of stock.

     In July 2002, as described in Note 9 to the condensed consolidated financial statements included in this report, we announced an offer to purchase 23,000,000 shares of our common stock in a tender offer and a decision to make additional open market repurchases of our shares at least ten business days following the expiration date of the tender offer. The maximum amount to be used in the tender offer and any subsequent market repurchases is $100 million. Assuming the tender offer is accepted, we will use cash from the sale of investment grade marketable securities to fund the purchases.

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

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Cash equivalents consist of short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. Our investments consist of government and corporate debt securities and are classified as either “available for sale” or “held-to-maturity.”

     The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $273.5 million of marketable securities at June 30, 2002 by approximately $2.7 million.

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

     On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. Mr. Coates served his answering brief responding to that motion on or around March 20, 2002, and on April 11, 2002, defendants served their reply brief. In addition, on or around October 30, 2001, Mr. Coates made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. Mr. Coates filed his opening brief in support of this motion on or around November 20, 2001; defendants served their responsive brief and supporting materials on December 21, 2001; and Mr. Coates served a reply brief on or around February 15, 2002. On August 6, 2002, oral argument on the defendant’s motion to dismiss and the plaintiff’s motion for partial summary judgment was heard before the Delaware Chancery Court. The Court has not yet ruled on the motions.

     On August 5, 2002, Mr. Coates filed a motion to supplement his complaint to add allegations that Netro’s board of directors breached their fiduciary duties by amending the stockholder rights plan to permit the tender offer and by preventing Netro stockholders from accepting the acquisition offer from Wyndcrest Holdings, LLC. The proposed supplement to the complaint seeks (1) to enjoin the defendants from allegedly “preventing Netro stockholders from receiving offers for their shares”; (2) to enjoin the defendants from alleged “selective application” of the stockholder rights plan; and (3) to recover monetary damages in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. The defendants have not yet responded to the motion for leave to supplement the complaint, nor has the motion been granted by the Court at this time.

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

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“’33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ‘33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. The defendants have moved to dismiss the consolidated complaint and the motions are in the process of being briefed.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 21, 2002, the Company held its annual meeting of stockholders. The following summarizes the matters submitted to a vote of the shareholders:

1.	The election of the following nominees to serve as members of Class I of the Board of Directors:

Nominee	In Favor	Against	Withheld	Abstain

Thomas R. Baruch	19,051,446	—	1,515,538	—
Irwin Federman	19,050,720	—	1,516,264	—
C. Robert Coates	16,409,713	—	50,247	—
David Kennedy	16,408,413	—	51,547	—

The directors who continued after the meeting were Thomas R. Baruch and Irwin Federman as members of Class I, Sanford Robertson and Shirley Young as members of Class II and Gideon Ben-Efraim, Richard M. Moley and Lewis Chakrin as members of Class III.

2.	The proposal to amend the Company’s 1997 Directors’ Stock Option Plan to increase the number of authorized shares under that plan by 400,000 shares.

In Favor	Against	Withheld	Abstain

17,750,224	18,305,702	—	971,017

3.	The proposal to amend the Company’s 1999 Employee Stock Purchase Plan to increase the number of authorized shares under the plan by 1,500,000 shares.

In Favor	Against	Withheld	Abstain

18,196,318	17,865,125	—	965,500
Although the votes in favor exceeded the votes against for this proposal, the measure was not approved because the votes cast in favor did not constitute a majority of the quorum present at the meeting.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

3.1	2000 Non-executive Stock Incentive Plan

3.2	Second Amended and Restated Rights Agreement dated July 31, 2002, between Netro Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms of the Rights Agreement as Exhibit C (incorporated by reference to Amendment No. 2 to Form 8-A, filed August 1, 2002; the original Rights Agreement dated July 23, 2001 was filed as an exhibit to Form 8-A on August 16, 2001 and the Amended and Restated Rights Agreement dated January 14, 2002 was filed as an exhibit to Amendment No. 1 to Form 8-A filed January 22, 2002.)

99.1	Certification of Gideon Ben-Efraim and Sanjay Khare

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 31, 2002, announcing the dismissal of Arthur Andersen LLP as its independent auditors and the appointment of PricewaterhouseCoopers LLP as its new independent accountants.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 30, 2002, announcing that its Board of Directors had rejected an unsolicited acquisition offer from Wyndcrest Holdings, LLC (“Wyndcrest”) of Palm Beach, Florida to purchase all of the outstanding shares of the Company for $4.01 per share.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 5, 2002, announcing that its Board of Directors had received a “letter of intent” from Wyndcrest which purports to revise Wyndcrest’s prior unsolicited offer to purchase all of the outstanding shares of the Company for $4.01 per share to a “fully-financed” offer of $247 million for all the outstanding shares of the Company.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 12, 2002 announcing that its Board of Directors had rejected the revised, conditional offer from Wyndcrest Holdings, LLC to purchase all of the Company’s outstanding shares for $247 million (approximately $4.04 per share, based upon 61,194,406 shares outstanding as of July 12, 2002).

NETRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETRO CORPORATION Date: August 13, 2002

By:	/s/ Sanjay K. Khare

Sanjay K. Khare Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	2000 Non-executive Stock Incentive Plan

3.2	Second Amended and Restated Rights Agreement dated July 31, 2002, between Netro Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms of the Rights Agreement as Exhibit C (incorporated by reference to Amendment No. 2 to Form 8-A, filed August 1, 2002; the original Rights Agreement dated July 23, 2001 was filed as an exhibit to Form 8-A on August 16, 2001 and the Amended and Restated Rights Agreement dated January 14, 2002 was filed as an exhibit to Amendment No. 1 to Form 8-A filed January 22, 2002.)

99.1	Certification of Gideon Ben-Efraim and Sanjay Khare