Form 10-Q
period 2002-09-30
NETRO CORP
filed 2002-11-14
CIK 1087779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X]    No [ ]

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2002 was 38,442,072.

Part I: Financial Information
Item 1. Financial Statements

NETRO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$53,773	$90,494
Short-term marketable securities	70,992	115,950
Trade accounts receivable, net	1,192	3,683
Inventory, net	5,224	6,874
Prepaid expenses and other	4,124	2,832

Total current assets	135,305	219,833
Equipment and leasehold improvements, net	10,569	7,796
Long-term marketable securities	53,832	119,858
Acquired intangible assets, net	22,677	—
Other assets	2,180	2,234

Total assets	$224,563	$349,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$129	$1,272
Trade accounts payable	4,608	1,649
Accrued liabilities	27,066	25,789

Total current liabilities	31,803	28,710
Long-term debt and capital leases, net of current portion	—	64
Deferred facilities rent	239	71

Total liabilities	32,042	28,845

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock	454,685	506,329
Deferred stock compensation	(232)	(831)
Accumulated other comprehensive income	480	1,264
Accumulated deficit	(262,412)	(185,886)

Total stockholders’ equity	192,521	320,876

Total liabilities and stockholders’ equity	$224,563	$349,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$3,516	$6,043	$14,205	$17,225
Cost of revenues	8,100	5,074	17,149	56,959

Gross profit (loss)	(4,584)	969	(2,944)	(39,734)

Operating expenses:
Research and development	7,452	5,678	23,147	19,957
Sales and marketing	3,914	2,739	11,514	10,090
General and administrative	6,756	3,278	17,100	13,003
Amortization of deferred stock compensation	155	228	497	683
Amortization of acquired intangible assets	2,346	—	5,474	—
Acquired in-process research and development	—	—	17,600	—
Restructuring and asset impairment charges	2,000	—	3,825	—

Total operating expenses	22,623	11,923	79,157	43,733

Loss from operations	(27,207)	(10,954)	(82,101)	(83,467)
Other income, net	1,631	3,915	5,662	13,618

Net loss before provision for income taxes	(25,576)	(7,039)	(76,439)	(69,849)
Provision for income taxes	30	—	87	—

Net loss	$(25,606)	$(7,039)	$(76,526)	$(69,849)

Basic and diluted net loss per share	$(0.51)	$(0.13)	$(1.37)	$(1.34)

Shares used to compute basic and diluted net loss per share	49,832	52,328	55,923	52,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(76,526)	$(69,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,294	2,947
Acquired in-process research and development	17,600	—
Write-down of impaired assets	914	—
Provision for excess and obsolete inventory	4,203	29,700
Provision for doubtful accounts	—	2,000
Provision for material-related commitments	1,000	12,000
Loss on disposal of fixed assets	70	1,122
Issuance of employee stock awards	67	—
Amortization of deferred stock compensation	497	683
Amortization of acquired intangible assets	5,474	—
Changes in operating assets and liabilities, net of acquisition of assets:
Trade accounts receivable	2,491	9,199
Inventory	(1,985)	(6,834)
Prepaid expenses and other	724	3,667
Trade accounts payable and accrued liabilities	(2,072)	(7,267)

Net cash used in operating activities	(44,247)	(22,632)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(4,412)	(5,127)
Payment for acquisition of assets	(16,009)	—
Purchase of equity investment	—	(1,500)
Purchases of marketable securities	(161,881)	(303,557)
Maturities of marketable securities	269,975	321,989

Net cash provided by investing activities	87,673	11,805

Cash flows from financing activities:
Payments on notes payable and capital leases	(1,207)	(5,741)
Repurchase of common stock through tender offer	(80,616)	—
Proceeds from issuance of notes payable	—	121
Proceeds from issuance of common stock, net of issuance costs	1,671	2,818

Net cash used in financing activities	(80,152)	(2,802)

Effect of exchange rate changes on cash and cash equivalents	7	(121)

Net decrease in cash and cash equivalents	(36,721)	(13,750)
Cash and cash equivalents, beginning of period	90,494	91,660

Cash and cash equivalents, end of period	$53,773	$77,910

Supplemental cash flow information
Cash paid for interest	$475	$555
Issuance of common stock related to acquisition of assets	$29,520	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The Company has prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. These condensed consolidated financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the Company’s financial position at September 30, 2002 and December 31, 2001, results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France, Mexico and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2001 is derived from the Company’s audited financial statements as of that date.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than or equal to one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company’s investments, which mature at various dates through April 2004, consist of government and corporate debt securities and are classified as either “available-for-sale” or “held-to-maturity.” “Available-for-sale” investments are stated at fair value, with unrealized gains and losses recorded in “Accumulated other comprehensive income” on the balance sheet. Unrealized gains at September 30, 2002 were $0.6 million. Unrealized gains at December 31, 2001 were $1.4 million. “Held-to-maturity” investments are stated at amortized cost. Realized gains or losses from sales of marketable securities are based on the specific identification method.

INVENTORY

     Inventory, which includes material and labor costs, is stated at the lower of cost (first-in, first-out) or market. The Company provides for estimated excess or obsolete inventory based upon assumptions about future demand for products, changes or revisions of its product, and the conditions of the markets in which the products are sold. In the quarter ended September 30, 2002, the Company recorded $4.2 million of inventory reserves. This provision to reduce inventory to net realizable value is reflected as a reduction to inventory in the accompanying condensed consolidated balance sheets. Significant management judgments and estimates must be made and used in connection with establishing this provision. Inventory consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$3,786	$2,534
Work-in-process	453	219
Finished goods	985	4,121

	$5,224	$6,874

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

ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates whether events and circumstances have occurred which indicate that the carrying value of its long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have recorded significant charges associated with write-off of those long-lived assets. If the Company determines an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of September 30, 2002, long-lived assets included $22.7 million of intangible assets related to the Company’s acquisition of Project Angel and $10.6 million of fixed assets and tenant improvements.

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

     As of September 30, 2002, the outstanding deferred revenue balance was $0.2 million. Deferred revenue of $1.5 million from prior quarters was written off against the related accounts receivable during the third quarter of 2002 due to the uncertainty of collection.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of the Company’s common stock at dates of grant. For the periods presented, amortization related to employees associated with the following operational functions (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Research and development	$92	$118	$295	$356
Sales and marketing	21	65	75	194
General and administrative	42	45	127	133

Amortization of deferred stock compensation	$155	$228	$497	$683

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

	September 30, 2002	September 30, 2001

Options	11,023	7,024
Warrants	28	57

	11,051	7,081

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(25,606)	$(7,039)	$(76,526)	$(69,849)

Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	49,832	52,328	55,923	52,102

Basic and diluted net loss per share	$(0.51)	$(0.13)	$(1.37)	$(1.34)

COMPREHENSIVE LOSS

     Comprehensive loss includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net loss and reflected instead in stockholders’ equity. For the periods presented, comprehensive loss is calculated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(25,606)	$(7,039)	$(76,526)	$(69,849)
Unrealized gain (loss) on marketable securities	(52)	864	(753)	1,292
Foreign currency translation adjustments	(3)	(119)	(31)	(147)

Comprehensive loss	$(25,661)	$(6,294)	$(77,310)	$(68,704)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived” Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and portions of APB Opinion 30, “Reporting the Results of Operations.” This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying value. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of this statement had no impact on the Company’s results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 affecting Statement 4 are effective for fiscal years beginning after May 15, 2002; the provisions of SFAS No. 145 affecting Statement 13 are effective for transactions occurring after May 15, 2002; all other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material impact on the results of operations, financial position or cash flows of the Company.

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

3. CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, and marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk and collection experience of specific customers, historical trends and other available information. At September 30, 2002 approximately 60 percent of the Company’s trade accounts receivable balance was represented by two customers.

     Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credit or prepayments on certain sales to foreign and smaller companies. As of September 30, 2002, the Company had overdue accounts receivable of $0.7 million. In addition, as of September 30, 2002, the Company had a note receivable of $1.2 million due from a company in Argentina, which was fully reserved.

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

4. SEGMENT REPORTING:

     The Company is organized and operates as one operating segment dedicated to the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems. Revenues by geographic segment were as follows:

	Revenues (in thousands)				% of Total Revenues

	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,

	2002	2001	2002	2001	2002	2001	2002	2001

Latin America	$141	$2,194	$1,698	$6,746	4%	36%	12%	39%
Europe	2,990	1,576	10,551	3,173	85	26	74	18
Middle East/Africa	37	4	428	478	1	—	3	3
Asia	295	—	787	93	8	—	6	1

International	3,463	3,774	13,464	10,490	98	62	95	61
United States	53	2,269	741	6,735	2	38	5	39

	$3,516	$6,043	$14,205	$17,225	100%	100%	100%	100%

     In prior periods, substantially all of the Company’s U.S. revenues were related to products sold through systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the three and nine months ended September 30, 2002, most of the Company’s U.S. revenues were related to products sold to end customers located inside the U.S.

5. RESTRUCTURING AND ASSET IMPAIRMENT:

First Quarter 2002 Restructuring and Asset Impairment

     In the first quarter of 2002, the Company incurred $1.8 million in restructuring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering entity, and reduced its workforce in its San Jose, California headquarters location. The charges included the termination of approximately 49 employees, the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. The following table summarizes the activity related to the first quarter restructuring charges for the nine months ended September 30, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at September 30,
	Charges	Written-off	2002

Impairment of assets	$797	$(797)	—
Severance	763	(763)	—
Lease and other expense	265	(210)	$55

Total	$1,825	$(1,770)	$55

     The remaining liability primarily relates to miscellaneous charges associated with the closure of Bungee Communications, Inc., all of which will be paid prior to the end of fiscal 2002.

Third Quarter 2002 Restructuring and Asset Impairment

     In the third quarter of 2002, the Company incurred $2.0 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 56 employees and wrote-down certain fixed assets. The following table summarizes the activity related to the third quarter restructuring charges for the three months ended September 30, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at September 30,
	Charges	Written-off	2002

Impairment of assets	$117	$(117)	—
Severance	1,883	(1,724)	$159

Total	$2,000	$(1,841)	$159

     The remaining liability relates to severance charges associated with the Company’s international locations and is expected to be paid in the fourth quarter of 2002.

Fourth Quarter 2002 Restructuring

     Prior to the date of this report, the Company engaged in a further restructuring of its workforce, which included the termination of approximately 130 personnel. Expenses associated with this restructuring are expected to be between $3.2 million and $3.6 million.

6. ACQUISITION OF ASSETS:

     On February 12, 2002, the Company acquired AT&T Wireless’ fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Project Angel.” The acquisition was accounted for as a purchase of assets. The purchase price was allocated based on the estimated fair values of the assets acquired. The purchase consideration was approximately $48.8 million, consisting of 8.2 million shares of the Company’s common stock, valued at approximately $29.5 million, approximately $16.0 million in cash and transaction costs of approximately $3.3 million.

     A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce, technical synergies and the competitive advantage in providing a one-stop fixed broadband wireless solution for its customers. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. This analysis was conducted by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the purchased technologies. The intangible assets are being amortized over a three-year estimated useful life based on the product life cycle of the acquired technology.

7. STOCKHOLDERS’ EQUITY

     On July 31, 2002, the Company amended and restated its Amended and Restated Rights Agreement dated January 14, 2001, between the Company and American Stock Transfer & Trust Company, as rights agent. The changes effectuated through this amendment altered the definition of an “Acquiring Person” to exclude the Carso Global Group from the definition of “Acquiring Person” in cases in which, as a result of any acquisition of shares of common stock by the Company which, by reducing the number of shares of common stock outstanding, increase the proportionate number of shares of common stock beneficially owned by the Carso Global Group to 19.9 percent or more of the shares of common stock then outstanding. If, however, the Carso Global Group shall thereafter become the beneficial owner of any additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding common stock, or pursuant to a split or subdivision of the outstanding common stock,) then the Carso Global Group shall be deemed to be an “Acquiring Person” unless, upon becoming the beneficial owner of such additional shares of common stock, the Carso Global Group does not beneficially own 19.9 percent or more of the shares of common stock then outstanding.

     This description of the Company’s Second Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Rights Agreement previously filed with the Securities and Exchange Commission on August 1, 2002.

     In August 2002, the Company purchased 23,000,000 shares or approximately 38 percent of its then outstanding common stock at $3.50 per share pursuant to terms and subject to the conditions set forth in the Offer to Purchase, dated July 19, 2002, and the related letter of transmittal. The Company conducted the tender offer through a procedure commonly referred to as a “Dutch auction.” This procedure allowed each stockholder to select the price within a per-share price range of $4.00 to $3.50 at which such stockholder was willing to sell shares to the Company. Stockholders alternatively could tender shares at the price determined in the tender offer. The purchase price paid by the Company for each share was determined in accordance with the Dutch auction procedures to be the lowest price at which, based on the number of shares tendered and the prices specified by the tendering stockholders, the Company could purchase 23,000,000 shares, or such lesser number of shares as were properly tendered. All shares purchased under the tender offer received the same purchase price. Due to over-subscription of the tender offer, shares tendered at $3.50 per share and shares tendered by stockholders who indicated that they were willing to accept whatever price was determined in the offer were accepted for purchase on a pro-rata basis using a pro-ration factor of approximately 73.9 percent. The aggregate purchase price paid was $80.5 million. In addition, fees and expenses totaled approximately $2.3 million.

     In July 2002, the Company announced that it had authorized management to make open-market repurchases of its shares. The maximum amount to be used in such repurchases is $19.5 million. As of September 30, 2002, the Company had made no such repurchases. Any repurchases made would be subject to applicable regulations of the U.S. Securities and Exchange Commission and other entities.

     In August 2002, the Company issued 21,400 shares of restricted common stock in the form of stock awards to employees. Recipients of these shares are restricted from selling them for one year after the award. The Company recorded compensation expense of approximately $67,000 in the quarter ended September 30, 2002 in relation to these awards.

8. DEBT AND CAPITAL LEASES:

     The following table summarizes obligations under long-term debt and capital leases (in thousands):

	September 30,	December 31,
	2002	2001

Capital leases, due through 2003	$129	$1,336
Less: current portion	(129)	(1,272)

	$—	$64

     In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit. This arrangement was renewed in December 2000, March 2001 and again in April 2002, and expires in January 2004. Borrowings are limited to an aggregate amount equaling approximately 80 percent of eligible domestic trade accounts receivable, 90 percent of eligible foreign trade accounts receivable and 50 percent of eligible inventories destined for foreign markets. The line of credit is secured by the Company’s trade accounts receivable and inventory. As of September 30, 2002, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $6.4 million.

9. COMMITMENTS AND CONTINGENCIES:

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

CONTINGENCIES

     Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California (“Netro California”), and the members of the Company’s board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19154 (“Coates I”). The complaint in Coates I made a number of allegations relating to the approval by the stockholders of Netro California of the merger transaction by which the Company’s state of incorporation was changed from California to Delaware. The complaint also alleged that the adoption by the Company’s board of directors of a stockholder rights plan sometime after that merger transaction was in violation of Delaware law. On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. In addition, on or around October 30, 2001, Mr. Coates made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. Oral arguments on these motions were heard by the Delaware Chancery Court on August 6, 2002. On September 11, 2002, the court issued a memorandum opinion granting defendants’ motion to dismiss and, by implication, denying Mr. Coates’ motion for partial summary judgment.

     Separately, on or around December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants the Company and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). In the original complaint in that action, Mr. Coates challenged a stock option cancellation and regrant program completed by the Company in 2001. On January 2, 2002, defendants filed a motion to stay or dismiss the complaint in Coates II. In lieu of responding to that motion, on October 4, 2002, Mr. Coates filed an amended complaint. In the amended complaint, Mr. Coates continues his challenge to the cancellation and regrant program that was implemented for employees of the Company in 2001 and adds claims challenging grants by the Company in July 2001 of 50,000 options to each of its non-employee directors. Mr. Coates seeks an order declaring invalid or preventing the exercise of the options granted pursuant to the cancellation and regrant program and the options granted to non-employee directors; seeks the imposition of a constructive trust on any of such options or on any shares acquired through the exercise of such options; seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs’ costs and attorneys’ fees. On October 18, 2002, defendants filed a motion to dismiss the amended complaint in Coates II. A briefing schedule with respect to that motion has not yet been established.

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

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“ ’33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ’33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. On October 9, 2002, the claims against the Individual Defendants were dismissed without prejudice on consent of the parties. The remaining defendants have moved to dismiss the consolidated complaint and await the Court’s decision on the motion.

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

10. SUBSEQUENT EVENT:

     On November 7, 2002, the Company announced a further restructuring to complement its previous restructuring activities. As a result of the restructuring, the Company will eliminate approximately 130 positions, reducing total headcount by more than 50 percent from September 30, 2002 levels of approximately 255 people. The reduction in force is expected to reduce operating costs by approximately 45 percent as compared with operating expense levels in the second quarter of 2002. The company expects to incur one-time employment-related charges in the fourth quarter in the range of $3.2 million to $3.6 million.

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

     In February 2002, we acquired from AT&T Wireless Services, Inc. its fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Angel.” The Angel product was commercially deployed in the United States by AT&T Wireless and is a proven and mature platform that is mainly targeted at service providers offering voice and high speed data services to residential and small business customers, segments we do not address with the AirStar platform. Angel operates at the lower end of the licensed frequency spectrum (1.9 – 3.5 GHz). We plan to sell the Angel system internationally. We have completed the international Angel system with a V5.2 international switch interface, confirmed its interoperability with several major voice switches, completed the development of a 3.5 GHz radio and shipped Angel systems to customers both for trial and revenue.

     Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, and data services. We offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, which we believe is a significant competitive advantage.

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

     We sell our products indirectly through systems integrators and local resellers in addition to through a direct sales force. Our sales to systems integrators comprised approximately 48 percent of revenues for the third quarter of 2002, 42 percent of revenues for the second quarter of 2002, and 13 percent of revenues for the third quarter of 2001. Our sales to systems integrators comprised approximately 41 percent for the nine months ended September 30, 2002 and 38 percent of revenues for the nine months ended September 30, 2001. Due to past realignments of our relationships with certain of our systems integrator partners and our current low visibility regarding potential future revenues, we are uncertain what portion of revenues system integrators will represent in future periods. However, in the event of significant declines in indirect sales, we will be required to improve and expand our internal sales, customer advocacy and sales administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations and, therefore, revenues during the remaining quarter of 2002 could be adversely affected. We experienced such cancellations and loss of orders during 2001. Overall, our visibility regarding potential future revenues is unclear.

     International revenues represented approximately 98 percent revenues for the third quarter of 2002, 93 percent of revenues for the second quarter of 2002, and 62 percent of revenues for the third quarter of 2001. International revenues represented approximately 95 percent of total revenues for the nine months ended September 30, 2002 and 61 percent of revenues for the nine months ended September 30, 2001. In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the second and third quarters of 2002, substantially all of the Company’s U.S. revenues were related to products sold to end customers located inside of the U.S. With international revenues comprising such a large proportion of our total revenues, our revenues can be significantly impacted by changes in the economy of a geography or particular country. For example, revenues from Argentina constituted approximately 30 percent of our revenues for the year ended December 31, 2001. However, as a result of economic dislocations in Argentina, we did not recognize any revenue from customers located in Argentina for the three or nine months ended September 30, 2002.

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

     As of September 30, 2002, we had an outstanding deferred revenue balance of $0.2 million. Deferred revenue of approximately $1.5 million from prior quarters was written off against the related accounts receivable in the third quarter of 2002 due to the uncertainty of collection.

     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At September 30, 2002, approximately 60 percent of the Company’s trade accounts receivable balance was represented by two customers. Accounts receivable, net of allowance for doubtful accounts of $1.4 million, was $1.2 million at September 30, 2002 and, net of allowance for doubtful accounts of $1.5 million, was $3.7 million at December 31, 2001. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credit or prepayments on certain sales to foreign and smaller companies. As of September 30, 2002, we had a note receivable of approximately $1.2 million due from a company in Argentina. No revenue has been recognized related to that note, which is fully reserved. We believe that we have sufficient allowances for doubtful accounts to address the risk associated with our outstanding accounts receivable.

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

     Assessment of Impairment of Long-lived Assets. We periodically evaluate whether events and circumstances have occurred which indicate that the carrying value of our long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have recorded significant charges associated with write-off of those long-lived assets. If we determine an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of September 30, 2002, long-lived assets included $22.3 million of intangible assets related to our acquisition of Project Angel and $10.6 million of fixed assets and tenant improvements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived” Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and portions of APB Opinion 30, “Reporting the Results of Operations.” This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying value. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The adoption of this statement had no impact on the Company’s results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 affecting Statement 4 are effective for fiscal years beginning after May 15, 2002; the provisions of SFAS No. 145 affecting Statement 13 are effective for transactions occurring after May 15, 2002; all other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material impact on the results of operations, financial position or cash flows of the Company.

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

RESULTS OF OPERATIONS

     In the current quarter, we experienced a 38 percent decrease in revenue over the second quarter of 2002, driven primarily by weakness in recurring orders from our existing AirStar customers, and the ongoing weakness in the worldwide telecommunications market. Shipments of our Angel product in the quarter were all customer trial systems and subject to acceptance and therefore, we had no revenue from our Angel product line in the quarter. Our gross loss for the quarter was impacted by an increase of $5.2 million in inventory reserves and other material related commitments necessitated by the drop in AirStar product revenue. Operating expenses, excluding non-cash charges and restructuring charges decreased approximately 1 percent from the second quarter of 2002, due mostly to cost-reducing measures undertaken during the quarter, offset in part by a $1.9 million expense related to directors’ and officers’ insurance. In addition, during the quarter we recognized a $2.0 million restructuring charge related to a cost reduction plan initiated at the end of August 2002 in response to the drop in ordered activity during the quarter. Subsequent to the completion of the third quarter, we engaged in a further restructuring of the Company, which will result in between $3.2 million and $3.6 million of restructuring expenses during the fourth quarter of 2002. Current quarter results include $5.2 million of inventory reserves and other material related commitments and $2.0 million of restructuring charges.

     The following table sets forth the Company’s condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three months ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2002	2001	2002	2001

Revenues	100%	100%	100%	100%	100%
Cost of revenues	230	82	84	121	331

Gross profit (loss)	(130)	18	16	(21)	(231)

Operating expenses:
Research and development	212	149	94	163	116
Sales and marketing	111	69	45	81	59
General and administrative	192	104	54	120	76
Amortization of deferred stock compensation	4	3	4	4	4
Amortization of acquired intangible assets	67	48	—	39	—
Acquired in-process research and development	—	—	—	124	—
Restructuring	57	—	—	27	—

Total operating expenses	643	373	197	557	254

Loss from operations	(774)	(355)	(181)	(578)	(485)
Other income, net	46	30	65	40	79

Net loss before provision for income taxes	(727)	(325)	(117)	(538)	(406)
Provision for income taxes	1	1	—	1	—

Net loss	(728)%	(326)%	(117)%	(539)%	(406)%

     Revenues. Revenues primarily consist of sales of the AirStar system. There were no revenues from shipments of Angel product in the third quarter of 2002 and Angel revenues for the nine months ended September 30, 2002 were immaterial. Revenues decreased to $3.5 million for the three months ended September 30, 2002 from $5.7 million for the three months ended June 30, 2002, and $6.0 million for the three months ended September 30, 2001. The decrease in revenues compared to both the second quarter of 2002 and the third quarter of 2001 was driven by weakness in recurring orders from our existing AirStar customers, and the ongoing weakness in the telecommunications marketplace.

     Revenues by geography based on the location of our original customers for the three month periods were as follows:

	Revenues (in thousands)			Percent of Total Revenues

	Three months ended			Three months ended

	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2002	2002	2001	2002	2002	2001

Latin America	$141	$871	$2,194	4%	15%	36%
Europe	2,990	3,563	1,576	85	63	26
Middle East	37	376	4	1	7	—
Asia	295	479	—	8	8	—

International	3,463	5,289	3,774	98	93	62
United States	53	392	2,269	2	7	38

	$3,516	$5,681	$6,043	100%	100%	100%

     In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the three months ended September 30, 2002 and June 30, 2002, substantially all of the Company’s U.S. revenues were related to products sold to end customers located inside the U.S.

     Revenues from customers that comprised more than 10 percent of revenue for the three month periods were as follows:

	Revenues (in thousands)			Percent of Total Revenues

	Three months ended			Three months ended

	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2002	2002	2001	2002	2002	2001

Lucent	$1,694	$2,382	$804	48%	42%	13%
Essentia	370	*	*	11	*	*
NewCom	*	857	*	*	15	*
Mobifon	*	703	*	*	12	*
Techtel	*	*	2,178	*	*	36
Condumex	*	*	2,047	*	*	34
Tyco	*	*	640	*	*	11

Aggregate amount	$2,064	$3,942	$5,669	59%	69%	94%

*	Revenues less than 10 percent for period

     Revenues for the nine months ended September 30, 2002 decreased to $14.2 million from $17.2 million for the same period in 2001. The decrease is mainly due to reduced sales to Latin America caused principally by the economic crisis in Argentina. Sales to Argentina provided 34 percent of our revenues in the first nine months of 2001, but provided zero percent of our revenues for the same period in 2002. In addition, sales to the U.S. decreased while sales to Europe increased, due mainly to our realignment with Lucent, such that we are now dealing with its European affiliates as opposed to its U.S. operations.

     Revenues by geography based on the location of our original customers for the nine month periods were as follows:

	Revenues (in thousands)		Percent of Total Revenues

	Nine months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Latin America	$1,698	$6,746	12%	39%
Europe	10,551	3,173	74	18
Middle East	428	478	3	3
Asia	787	93	6	1

International	13,464	10,490	95	61
United States	741	6,735	5	39

	$14,205	$17,225	100%	100%

     In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the U.S. However, for the nine months ended September 30, 2002, most of our U.S. revenues were related to products sold to end customers located inside the U.S. The significant decline in revenues to the United States compared to 2001 is primarily due to reduced demand from competitive local exchange carriers in Europe who had principally been served by United States OEMs. In addition, we have realigned our relationship with Lucent, our largest United States OEM partner, such that we are now dealing with its European affiliates.

     Revenues from customers that comprised more than 10 percent of revenue for the nine month periods were as follows:

	Revenues (in thousands)		Percent of Total Revenues

	Nine months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Lucent	$5,840	$6,249	41%	36%
NewCom	1,669	*	12	*
Techtel	*	5,690	*	33
Condumex	*	2,289	*	13

Aggregate amount	$7,509	$14,228	53%	80%

*	Revenues less than 10 percent for period

     Gross Profit (Loss). Gross profit (loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, inventory provisions for excess and obsolete items, warranty reserves and other direct product costs. Gross loss was $4.6 million for the three months ended September 30, 2002, compared to a gross profit of $1.0 million for the three months ended June 30, 2002 and a gross profit of $1.0 million for the three months ended September 30, 2001. Gross margin, defined as gross profit as a percentage of revenues, was a negative 130 percent for the three months ended September 30, 2002, compared to a positive 18 percent for the three months ended June 30, 2002 and a positive 16 percent for the three months ended September 30, 2001. The gross loss and gross margin for the three months ended September 30, 2002 included a charge of $5.2 million related to excess and obsolete inventory and other material-related commitments. Gross profit for the three months ended September 30, 2002, prior to giving effect to these charges, was $0.6 million and gross margin was 18 percent. The decrease in gross profit and gross margin before inventory and material-related commitment charges compared to the three months ended June 30, 2002 is due primarily to the negative impact of the lower sales volume, offset in part by the impact of the new cost-reduced AirStar product introduced during the quarter and the sale of some products which had been fully reserved for obsolescence but which we were able to sell to customers. The total amount of reserve released during the third quarter of 2002 as a result of the sale of these items was approximately $0.2 million or 6 percent of revenues, compared to $0.7 million or 13 percent of revenues for the second quarter of 2002. While we also expect to experience downward price pressure on an ongoing basis, we also expect to realize product cost reductions over the next quarter. The increase in gross margin before inventory and material-related charges compared to the third quarter of 2001 primarily reflects the initial impact of the sales of the cost-reduced AirStar product and the sale of certain products which had been previously reserved for obsolescence, offset in part by the negative impact of the lower sales volume in the third quarter of 2002. Sales of previously reserved products in the third quarter of 2001 were $0.5 million or 9 percent of revenues.

     Gross loss for the nine months ended September 30, 2002 was $2.9 million compared to a gross loss of $39.7 million for the same period in 2001. Gross margin was a negative 21 percent for the nine months ended September 30, 2002 compared to a negative 231 percent for the same period in 2001. The gross loss and gross margin for the nine months ended September 30, 2002 includes a charge of $5.2 million related to excess and obsolete inventory and other material-related commitments. The gross loss and gross margin for the nine months ended September 30, 2001 include a charge of $41.7 million related to excess and obsolete inventory and other material-related commitments. Prior to the effects of these charges, gross margin for the nine months ended September 30, 2002 was 16 percent compared to 11 percent for the same period in 2001. The improvement of gross margin before inventory and material-related commitment charges for the nine months ended September 30, 2002 compared to the same period in 2001 is due primarily to the sale of some products which had been fully reserved for obsolescence but which we were able to sell to customers and the introduction of the new cost reduced AirStar product during the quarter ended September 30, 2002. The total amount of reserve released during the first nine months of 2002 as a result of the sale of these items was approximately $1.1 million or 8 percent of revenues, compared to $0.5 million or 3 percent of revenues in the same period of 2001.

     We have experienced substantial fluctuations in gross profit in past quarters. The principal drivers of the fluctuations, other than the inventory obsolescence provisions and material-related commitments in 2001 and 2002, are the level of revenues, the product sales mix, and the customer sales mix.

•	In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 24:1 for the three months ended September 30, 2002 compared to 32:1 for the three months ended June 30, 2002 and 12:1 for the three months ended September 30, 2001. The unit ratio of customer premise equipment sales to hub sales was 30:1 for the nine months ended September 30, 2002 and 24:1 for the nine months ended September 30, 2001. We expect the ratio of unit sales of customer premise equipment to hub unit sales to continue to be in excess of 24:1 in future periods. We expect the ratio of unit sales of customer premise equipment to hub unit sales to be greater for the Angel product line than for the AirStar product line.

•	In general, sales to systems integrators generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to systems integrators represented 48 percent of revenues for the three months ended September 30, 2002, compared to 42 percent of revenues in the three months ended June 30, 2002, and 13 percent of revenues for the three months ended September 30, 2001. Sales to systems integrators represented 41 percent of revenues in the nine months ended September 30, 2002, compared to 38 percent of revenues for the same period in 2001.

     We expect competitive pressures on average selling prices of our AirStar products to continue, particularly in the current depressed telecommunications market. We have initiatives underway to reduce direct manufacturing and indirect manufacturing overhead costs and have commenced shipment of our new cost-reduced AirStar platform. We expect product cost improvements in the next quarter, but competitive pressures on average selling prices as well as any additional charges for inventory obsolescence which may be required in future periods make it difficult to project the level of improvement, if any, we will achieve.

     Research and Development. Research and development expenses consist of compensation costs, the cost of software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses were $7.5 million or 212 percent of revenues for the three months ended September 30, 2002 compared to $8.5 million or 149 percent of revenues for the three months ended June 30, 2002 and $5.7 million or 94 percent of revenues for the three months ended September 30, 2001. The decrease in research and development expenses on a dollar basis compared to the second quarter of 2002 was due primarily to the effects of our reorganization activity in the third quarter which included a reduction of approximately 41 research and development personnel. The increase in research and development expenses compared to the third quarter of 2001 resulted from approximately $3.8 million in Angel spending in the third quarter of 2002 as compared to no such spending in the third quarter of 2001, offset in part by decreases in AirStar spending and the effects of the reductions in force.

     Research and development expenses were $23.1 million for the nine months ended September 30, 2002, compared to $20.0 million for the same period in 2001. The increase is primarily related to year-to-date spending of approximately $10.5 million for Angel in 2002, partially offset by a decrease of approximately $7.4 million in AirStar spending, primarily due to a decrease in average AirStar employees from 189 for the nine months ended September 30, 2001 to 110 for the nine months ended September 30, 2002, reflecting the reorganizations and reductions in force effected, and a decrease of approximately $1.2 million in third-party engineering charges. We expect research and development expenses to decrease on a dollar basis in future quarters as the full-quarter benefit of our third quarter reorganization, and the cost effect of our fourth quarter reorganization are realized.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses were $3.9 million or 111 percent of revenues for the three months ended September 30, 2002 compared to $3.9 million or 69 percent of revenues for the three months ended June 30, 2002 and $2.7 million or 45 percent of revenues for the three months ended September 30, 2001. Sales and marketing expenses for the quarter ended September 30, 2002 included a decrease of $0.3 million for salaries and other personnel-related charges due to the impact of our third-quarter reorganization activity which included a reduction of approximately 12 sales and marketing personnel, offset by an increase of $0.4 million on spending related to Latin American sales efforts. The increase in sales and marketing expenses on a dollar basis compared to the third quarter of 2001 was due primarily to salaries and personnel-related charges of $0.3 million in the third quarter of 2002 due to the addition of 13 Angel marketing employees, partially offset by a reduction of 12 AirStar and Angel marketing employees in 2002.

     Sales and marketing expenses were $11.5 million for the nine months ended September 30, 2002 compared to $10.1 million for the nine months ended September 30, 2001. The increase in sales and marketing expenses on a dollar basis was due primarily to $0.9 million of salaries and personnel-related charges due to the addition of 13 Angel marketing employees in 2002, offset by a reduction of 12 AirStar and Angel marketing employees in August 2002. We expect sales and marketing expenses to decrease on a dollar basis in future periods due to the full quarter benefit of our third quarter reorganization, and the effect of our fourth quarter reorganization.

     General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as non-recurring charges and provisions for doubtful accounts. General and administrative expenses were $6.8 million or 192 percent of revenues for the three months ended September 30, 2002, compared to $5.9 million or 104 percent of revenues for the three months ended June 30, 2002 and $3.3 million or 54 percent of revenues for the three months ended September 30, 2001. The increase in general and administrative expenses on a dollar basis compared to the second quarter of 2002 was primarily due to a one-time charge in the third quarter of $1.9 million for directors’ and officers’ insurance premiums, offset in part by $0.8 million of one-time expenses incurred in the second quarter of June 30, 2002 related to the integration of the acquired Angel IT systems into our existing systems. The increase in general and administrative expenses on a dollar basis compared to the third quarter of 2001 was primarily due to the one-time charge of $1.9 million for directors’ and officers’ insurance premiums as previously discussed, approximately $1.2 million of increased facilities expenses in our San Jose, California location and the addition of our Redmond, Washington location.

     General and administrative expenses were $17.1 million for the nine months ended September 30, 2002 compared to $13.0 million for the same period in 2001. The increase in general and administrative expenses is due primarily to $3.3 million of increased facilities expenses in our San Jose, California location, the addition of our Redmond, Washington location, $2.5 million of increased directors’ and officers’ insurance premiums and $0.8 million of one-time expenses related to the integration of the acquired Angel IT systems. We expect general and administrative expenses to decrease on a dollar basis in future periods due to our third and fourth quarter reorganizations as well as the absence of the one time charge for directors’ and officers’ liability insurance premiums.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. This deferred compensation is being amortized to expense over the vesting periods of the individual options, generally four years. Amortization of deferred stock compensation was $0.2 million for the three months ended September 30, 2002, June 30, 2002, and September 30, 2001. Amortization of deferred stock compensation was $0.5 million for the nine months ended September 30, 2002, compared to $0.7 million for the same period in 2001.

     Amortization of Acquired Intangible Assets. In February 2002, in connection with the Angel acquisition, we acquired approximately $24.9 million of developed and core technology and $3.3 million of other intangibles, which include technical synergies and the competitive advantage in providing a one-stop fixed broadband wireless solution for our customers. These intangible assets will be amortized over a three-year estimated useful life based on the product life cycle of the acquired technology. We expect future quarterly amortization to be approximately $2.3 million.

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

     Restructuring and Asset Impairment.

     First Quarter 2002 Restructuring and Asset Impairment

     In the first quarter of 2002, we incurred $1.8 million in restructuring charges related to various initiatives undertaken to reduce our cost structure. We closed Bungee Communications, Inc., our Israeli engineering entity, and reduced our workforce in our San Jose, California headquarters location. The charges included the termination of approximately 49 employees, the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. The following table summarizes the activity related to the first quarter restructuring charges for the nine months ended September 30, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at September 30,
	Charges	Written-off	2002

Impairment of assets	$797	$(797)	—
Severance	763	(763)	—
Lease and other expense	265	(210)	$55

Total	$1,825	$(1,770)	$55

     The remaining liability primarily relates to miscellaneous charges associated with the closure of Bungee Communications, Inc., all of which will be paid prior to the end of 2002.

     Third Quarter 2002 Restructuring and Asset Impairment

     In the third quarter of 2002, we incurred $2.0 million in restructuring charges to further reduce our cost structure. We reduced our worldwide workforce by approximately 56 employees and wrote-down certain fixed assets. The following table summarizes the activity related to the third quarter restructuring charges for the three months ended September 30, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at September 30,
	Charges	Written-off	2002

Impairment of assets	$117	$(117)	—
Severance	1,883	(1,724)	$159

Total	$2,000	$(1,841)	$159

     The remaining liability relates to severance charges primarily in our international locations and is expected to be paid in the fourth quarter of 2002.

     Fourth Quarter 2002 Restructuring

     Prior to the date of this report, we engaged in a further restructuring of our workforce, which included the termination of approximately 130 personnel. Expenses associated with this restructuring are expected to be between $3.2 million and $3.6 million.

     Other Income, Net. Other income, net, consists primarily of interest income earned on investment grade marketable commercial and government backed securities and interest expense on outstanding capital leases. Other income, net decreased to $1.6 million for the three months ended September 30, 2002 from $1.7 million for the three months ended June 30, 2002 and $3.9 million for the three months ended September 30, 2001. Other income, net decreased to $5.7 million for the nine months ended September 30, 2002 from $13.6 million for the same period in 2001. The decreases over prior periods are due to the decrease in available cash and marketable securities balances due to cash used in the Angel acquisition and the tender offer and to lower market interest rates. We expect interest income earned to continue to decrease in future periods.

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

     Some of the factors that could affect our quarterly or annual operating results include the following:

•	We announced a restructuring plan to eliminate approximately 130 positions reducing total headcount by more than 50 percent from current levels of approximately 255 people. With significantly fewer resources, it may be difficult for us to achieve sales at or above previous levels.

•	We are pursuing strategic alternatives in a difficult telecommunications market. We cannot assure you that we will be able to achieve our strategic goals in light of market conditions.

•	We have a history of losses, expect future losses and may never achieve profitability.

•	If we are unable to change our customer base, our revenues will continue to decline and our results of operations will suffer.

•	We derive the substantial portion of our revenues from a limited number of customers

•	Due to our limited operating history, it is difficult to predict future operating results or our stock price.

•	Our future operating results are dependent on the sales of two similar product lines serving an emerging market. If revenues from these products do not meet our expectations, we will not have other products to offset the negative impact on our operating results.

•	If we are not able to successfully market and sell our new Angel product on a cost-effective basis, anticipated benefits of our acquisition of assets from AT&T Wireless may never be achieved.

•	If we are unable to integrate successfully the employees, technologies and other assets we acquired from AT&T Wireless into our company, we may not achieve the anticipated benefits of the acquisition.

•	If we cannot reduce our product costs, our results of operations will suffer.

•	If we do not succeed in developing relationships directly with telecommunications service providers and in strengthening our direct and indirect sales channels, our business will be harmed.

•	Many projects that include our products require system integration expertise and third-party financing, which we are unable to provide. If sources for system integration or financing cannot be obtained as needed, service providers may not select our products.

•	The majority of service providers using our products are international and payments from them are dependent on the political and economical situation in those countries.

•	Intense competition in the market for communications equipment could prevent us from increasing or sustaining revenues or achieving or sustaining profitability.

•	We have a long sales cycle, which could cause our results of operations and stock price to fluctuate.

•	We may purchase significant inventory for planned sales which do not materialize.

•	Our products may contain defects that could harm our reputation, be costly to correct, expose us to litigation and harm our operating results.

•	Our business is subject to many factors that could cause our quarterly operating results to fluctuate and our stock price to be volatile.

•	We depend on contract manufacturers. If these manufacturers are unable to fill our orders on a timely basis, and we are unable to find alternative sources, we may be unable to deliver products to meet customer orders.

•	If we do not meet product introduction deadlines, our business will be harmed.

•	Because some of our key components are from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer.

•	If high speed wireless telecommunications technology or our implementation of this technology is not accepted by service providers, we will not be able to sustain or grow our business.

•	Because we must sell our products in many countries that have different regulatory schemes, if we cannot develop products that work with different standards, we will be unable to sell our products.

•	If we are unable to manage our international operations effectively, our business would be adversely affected.

•	We face risks associated with stockholder litigation.

•	Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products in particular markets.

•	We may not be able to adequately protect our intellectual property.

•	Line-of-sight limitations inherent to our AirStar products may limit deployment options and have an adverse affect on our sales.

•	If we are unable to hire or retain our personnel, we might not be able to operate our business successfully.

•	Major stockholders have substantial control over us, which could delay or prevent a change in control.

•	Provisions of our certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, cash and cash equivalents were $53.8 million, short-term marketable securities were $71.0 million and long-term marketable securities were $53.8 million. We have a $10.0 million bank line of credit. As of September 30, 2002, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $6.6 million under this agreement. The line of credit is secured by eligible outstanding accounts receivable and inventory. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5 percent or the bank’s prime rate, at our option. Capital lease obligations were $0.2 million at September 30, 2002. Future operating lease obligations were $19.8 million at September 30, 2002.

     Cash used in operating activities was $44.2 million for the nine months ended September 30, 2002 and $22.6 million for the same period in 2001. Cash used in operating activities for the nine months ended September 30, 2002 was primarily due to the net loss, adjusted for non-cash charges of $32.8 million, including the $17.6 million write-off of acquired in-process research and development and a decrease in accounts receivable, offset in part by and increase in inventory. Cash used in operating activities for the nine months ended September 30, 2001 was primarily due to the net loss, adjusted for provisions for inventory, material-related commitments, and doubtful accounts totaling $43.7 million and decreases in accounts receivable and prepaid expenses, partially offset by increases in inventory and accrued liabilities.

     Cash provided by investing activities was $87.7 million for the nine months ended September 30, 2002 and $11.8 million for the same period in 2001. Cash provided by investing activities for the nine months ended September 30, 2002 was due primarily to net maturities of marketable securities of $108.1 million, partially offset by $16.0 million of cash used for the Angel acquisition. Cash provided by investing activities for the nine months ended September 30, 2001 was primarily due to net maturities of marketable securities of $18.4 million, partially offset by purchases of equipment and leasehold improvements.

     Cash used in financing activities was $80.2 million for the nine months ended September 30, 2002 and $2.8 million for the same period in 2001. Cash used in financing activities for the nine months ended September 30, 2002 was primarily due to our repurchase of common stock through the tender offer. Cash used in financing activities for the nine months ended September 30, 2001 was primarily due to the repayment of the bank line of credit, offset by the proceeds from issuances of stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the end of the period covered by our annual report on Form 10-K for the year ended December 31, 2001.

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

     The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $174.2 million of marketable securities at September 30, 2002 by approximately $1.7 million.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California (“Netro California”), and the members of the Company’s board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19154 (“Coates I”). The complaint in Coates I made a number of allegations relating to the approval by the stockholders of Netro California of the merger transaction by which the Company’s state of incorporation was changed from California to Delaware. The complaint also alleged that the adoption by the Company’s board of directors of a stockholder rights plan sometime after that merger transaction was in violation of Delaware law. On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. In addition, on or around October 30, 2001, Mr. Coates made a motion purportedly for partial summary judgment on two issues: first, that section 2.12 of the Company’s bylaws, relating to the business that may be brought before a special meeting of stockholders, allegedly is invalid and second, that the definition of “beneficial owner” in the Company’s rights plan allegedly unduly interferes with stockholders’ ability to convene a special meeting. Oral arguments on these motions were heard before the Delaware Chancery Court on August 6, 2003. On September 11, 2002, the court issued a memorandum opinion granting defendants’ motion to dismiss and, by implication, denying Mr. Coates’ motion for a partial summary judgment.

     Separately, on or around December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants the Company and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). In the original complaint in that action, Mr. Coates challenged a stock option cancellation and regrant program completed by the Company in 2001. On January 2, 2002, defendants filed a motion to stay or dismiss the complaint in Coates II. In lieu of responding to that motion, on October 4, 2002, Mr. Coates filed an amended complaint. In the amended complaint, Mr. Coates continues his challenge to the cancellation and regrant program that was implemented for employees of the Company in 2001 and adds claims challenging grants by the Company in July 2001 of 50,000 options to each of its non-employee directors. Mr. Coates seeks an order declaring invalid or preventing the exercise of the options granted pursuant to the cancellation and regrant program and the options granted to non-employee directors; seeks the imposition of a constructive trust on any of such options or on any shares acquired through the exercise of such options; seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs’ costs and attorneys’ fees. On October 18, 2002, defendants filed a motion to dismiss the amended complaint in Coates II. A briefing schedule with respect to that motion has not yet been established.

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

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“ ’33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ’33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action. On October 9, 2002, the claims against the Individual Defendants were dismissed without prejudice on consent of the parties. The remaining defendants have moved to dismiss the consolidated complaint and await the court’s decision on the motion.

     The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in the earliest stages. The Company and the Individual Defendants believe the claims asserted against them in the Netro Litigation are without merit, and they intend vigorously to defend themselves against those claims.

     Other Matters. From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future. Please refer to the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 for additional information regarding previous material developments in the Company’s legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 31, 2002, the Company amended and restated its Amended and Restated Rights Agreement dated January 14, 2001, between the Company and American Stock Transfer & Trust Company, as rights agent. The changes effectuated through this amendment altered the definition of an “Acquiring Person” to exclude the Carso Global Group from the definition of “Acquiring Person” in cases in which, as a result of any acquisition of shares of common stock by the Company which, by reducing the number of shares of common stock outstanding, increase the proportionate number of shares of common stock beneficially owned by the Carso Global Group to 19.9 percent or more of the shares of common stock then outstanding. If, however, the Carso Global Group shall thereafter become the beneficial owner of any additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding common stock, or pursuant to a split or subdivision of the outstanding common stock,) then the Carso Global Group shall be deemed to be an “Acquiring Person” unless, upon becoming the beneficial owner of such additional shares of common stock, the Carso Global Group does not beneficially own 19.9 percent or more of the shares of common stock then outstanding.

     This description of the Company’s Second Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Rights Agreement previously filed with the Securities and Exchange Commission on August 1, 2002.

     In August 2002, the Company purchased 23,000,000 shares or approximately 38 percent of its then outstanding common stock at $3.50 per share upon terms and subject to the conditions set forth in the Offer to Purchase, dated July 19, 2002, and the related letter of transmittal. The Company conducted the tender offer through a procedure commonly referred to as a “Dutch auction.” This procedure allowed each stockholder to select the price within a per-share price range of $4.00 to $3.50 at which such stockholder was willing to sell shares to the Company. Stockholders alternatively could tender shares at the price determined in the tender offer. The purchase price paid by the Company for each share was determined in accordance with the Dutch auction procedures to be the lowest price at which, based on the number of shares tendered and the prices specified by the tendering stockholders, the Company could purchase 23,000,000 shares, or such lesser number of shares as were properly tendered. All shares purchased under the tender offer received the same purchase price. Due to over-subscription, shares tendered at $3.50 per share and shares tendered by stockholders who indicated that they were willing to accept whatever price was determined in the offer were accepted for purchase on a pro-rata basis using a proration factor of approximately 73.9 percent. The aggregate purchase price paid was $80.5 million. In addition, fees and expenses totaled approximately $2.3 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

4.1	Second Amended and Restated Rights Agreement dated July 31, 2002, as previously filed as an exhibit to Form 8-A on August 1, 2002, and incorporated herein by reference thereto.

99.1	Certification of Gideon Ben-Efraim and Sanjay Khare

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 29, 2002, announcing the successful completion of the Company’s tender offer.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 11, 2002, announcing the resignation of Lewis Chakrin from its Board of Directors.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 11, 2002, announcing further restructuring.

NETRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETRO CORPORATION Date: November 14, 2002 By: /s/ Sanjay K. Khare Sanjay K. Khare Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gideon Ben-Efraim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netro Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gideon Ben-Efraim

Gideon Ben-Efraim Chief Executive Officer

I, Sanjay Khare, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netro Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Sanjay Khare

Sanjay Khare Chief Financial Officer

EXHIBIT INDEX

4.1	Second Amended and Restated Rights Agreement dated July 31, 2002, as previously filed as an exhibit to Form 8-A on August 1, 2002, and incorporated herein by reference thereto.

99.1	Certification of Gideon Ben-Efraim and Sanjay Khare