Form 10-K
period 2002-12-31
NETRO CORP
filed 2003-03-21
CIK 1087779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☑     No ☐.

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $58,630,594, computed by reference to the last sales price reported on The Nasdaq Stock Market on June 28, 2002.

      There were 38,687,729 shares of the registrant’s common stock issued and outstanding as of March 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

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

Overview

      We design, market and sell broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment as an alternative to using wired connectivity or point-to-point fixed wireless equipment. The three principal applications for our products are:

•	Providing voice and high speed data access connections to residences, which we do principally through our Angel product line,

•	Providing voice and high speed data access connections for businesses, which we do principally through our AirStar® product line, and

•	Connecting mobile phone base stations to the core telecommunications network, which we do through our AirStar product line.

      We began commercially shipping our first point-to-multipoint product, AirStar, in 1998 and have a significant installed base for this product. AirStar operates at the higher end of the licensed frequency spectrum (10 - 39 GHz) with support for an additional frequency at the lower range (3.5 GHz).

      In February of 2002 we acquired from AT&T Wireless Services, Inc. their fixed wireless development team, a license to intellectual property, equipment and proprietary software assets. This product, called Angel, was commercially deployed in the United States by AT&T Wireless, however since acquiring it, we have modified the Angel platform to conform to international standards and we are marketing this product line principally in international locations. Angel operates at the lower end of the licensed frequency spectrum (1.9 - 3.5 GHz). To date, we have not had material sales of Angel.

      Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, or “IP”, and data services. We offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, including Europe, Asia, Australia, North America and South America, which we believe is a significant competitive advantage.

      We were incorporated in California on November 14, 1994 and were reincorporated in Delaware on June 19, 2001. Our principal corporate offices are located at 3860 North First Street, San Jose, California 95134.

The Netro Solution

      The global telecommunications industry has experienced substantial deregulation during the past several years. Simultaneously, the emergence of the Internet and other telecommunications services has increased the demand for bandwidth. In addition, we believe that there is a growing demand for public telecommunications voice services in some less developed countries where the number of telephone lines per 100 inhabitants, known as teledensity, is below 10.0, but there is significant per capita income growth. This is driving local access service providers to upgrade their networks and increase their service offerings. However, the public telecommunications infrastructure does not currently meet all the public access demand and therefore fixed wireless access systems have emerged as an alternative to copper wired infrastructure for telephony and access to the Internet. Fixed wireless technology is an attractive solution for network access needs, since it offers quick deployment, independence from the limitations of an existing wired network, lower infrastructure costs and lower operating costs.

      At the same time that deregulation and the emergence of the Internet have influenced telecommunications networks around the world, governments are also licensing mobile service providers to use new spectrum for advanced mobile phone services that include both voice calls and data functionality, such as Internet browsing. This next generation of cellular phone service, typically referred to as 3G, is expected to require significantly more hub sites than existing cellular topologies. In addition, these hub sites will be transmitting not only voice, but also high speed data traffic. We believe that point-to-multipoint technology such as AirStar can be a more efficient and cost-effective alternative for connecting these 3G cellular hubs to the core mobile network than alternate methods, such as leased lines and point-to-point radios.

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

      Both AirStar and Angel are designed to provide the following benefits to service providers:

•	Carrier Class Voice and High Speed Data Services. Many existing high speed access technologies are optimized for either voice or data traffic. However, offering both voice and data services can increase the average revenue per user a service provider can realize. Voice traffic requires fixed-speed, low-capacity transmissions, while data traffic requires variable-speed, high-capacity transmissions. Consequently, network operators wishing to carry both types of traffic, whether because they offer access solutions or are aggregating mobile phone traffic, often must choose among setting aside capacity to service peak transmission data traffic requirements, which typically requires installing more base stations, allowing degradation of service during heavy usage, or servicing a smaller number of subscribers. In contrast, service providers using the Angel or AirStar systems can support voice and high speed data from the same system without having to make these performance compromises.

•	Cost-Effective Deployment and Operation. Both AirStar and Angel use point-to-multipoint deployment architectures. By employing a point-to-multipoint architecture, one hub radio can serve multiple subscriber radios. This results in lower total radio costs than point-to-point architectures in which each radio can communicate with only one other radio. In addition, a significant portion of the cost to build an AirStar or Angel network is directly related to subscriber growth. To add subscribers in a sector, a provider simply installs equipment at the subscriber’s premises and activates the service remotely, allowing the service provider to incur costs concurrently with the subscriber growth. The Angel system also uses OFDM and therefore allows non-line-of-sight deployment, meaning that there is up to a 95 percent chance in a given cell that a subscriber can indeed be connected to the network even if the path between the subscriber and the hub is obstructed. This reduces capital expenditures in terms of the number of hubs that need to be deployed and reduces service provider operating costs since there are fewer cases where, due to unanticipated coverage gaps, a service technician will fail to connect a subscriber who has requested service.

•	Quality of Service and Reliability. Service providers using Netro’s products can deploy bundles of voice and high speed data services at different price points to different market segments with high levels of service availability. In addition, AirStar permits differentiated service levels among subscribers. AirStar can prioritize transmissions depending on their source and type, and fill available transmission capacity with lower priority transmissions. Furthermore, Netro’s products are engineered to enable service providers to offer the same high reliability and availability for services that traditional service providers have historically offered for voice services. Reliability is accomplished through an error correction algorithm, redundancy and comprehensive network management software.

•	Global Market Coverage. We currently offer products to address point-to-multipoint licensed frequencies in Europe, Asia, Australia, North America, and South America. We are also in the process of adapting our products to additional frequencies to address new markets and new spectrum auctions ongoing in our existing markets. We believe our experience around the world makes our products more attractive to service providers with multi- country strategies and enhances our ability to apply learning from established markets to developing markets.

•	Rapid Time to Market. Service providers using Netro’s products can achieve rapid time to market for integrated voice and high speed data connections through efficient installation, network management software and the ability to dynamically allocate capacity among subscribers. Service providers that we target have typically committed a high level of capital investment to enter the high speed wireless telecommunications services market, and thus are focused on quickly realizing a return on their investment. Our systems are scalable and allow service providers to rapidly offer new services to existing or incremental subscribers within a coverage area by a simple software command and a radio installation that is automatically configured by the base station with little technician intervention. By installing one base station, the service provider can attain coverage of many potential subscribers. For example, an AirStar cell operating at the 26 GHz frequency band can cover ranges from 5 to 15 square miles, depending on local conditions, and has a transmission capacity of over 600 Mbps. Compared to other high speed, wire-based technologies that often require lengthy and expensive upgrades before offering service or do not support integrated voice and data services, our products allow a service provider to rapidly deploy integrated voice and high speed data services as demand warrants.

Strategy

      Our objective is to be the leading worldwide supplier of broadband wireless, point-to-multipoint equipment used by telecommunications service providers. Key elements of our strategy include the following:

      Reduce Product Costs. We believe that a key element to enabling the market for fixed broadband wireless is to reduce the cost per customer served and improve the business case for the service provider. We have reduced the cost of our 26 GHz AirStar customer premise equipment by more than 50 percent in the past twelve months. We are in the process of applying this platform to other AirStar frequencies. In addition, we have recently embarked on a similar process for our Angel products, which we expect to be complete during the first half of 2003.

      Focus on Large Influential Service Providers. We believe the best way to increase product sales and overall market acceptance of our products is by establishing our products in the networks of the largest and most influential service providers, particularly those who have networks in multiple countries. Given the limited sales and marketing resources that we possess, we are focusing our direct sales and customer support efforts on these service providers while utilizing distributors and value added resellers for other customers.

      Capitalize on Technology Expertise. We have dedicated ourselves to bringing technologically advanced, innovative and cost effective solutions to the broadband fixed wireless market. We believe that our expertise in relevant core technologies and our customer oriented approach to product definition and development have enabled us to achieve technological leadership in the broadband fixed wireless market.

      Leverage our Leadership Position. We believe that AirStar is one of the most mature point-to-multipoint broadband wireless systems and has one of the largest worldwide installed bases. We have deployed the AirStar in several commercial networks worldwide including in Europe, South America and Asia. Similarly, Angel was the first solution of its kind to be mass deployed and field proven, and was deployed to over 47,000 residences in the United States. We intend to leverage our successful commercial deployments at our existing AirStar service providers by extending our sales into the networks that those same service providers are establishing in other countries and by using these customers as reference accounts for new service providers. We intend to capitalize on Angel’s maturity and capabilities in the low frequency market segment to enter into international markets we are targeting for Angel.

Products and Technology

      We currently develop, market and sell the AirStar product for access offerings to small and mid-sized businesses and mobile infrastructure, and the Angel platform for access offerings to residences and small businesses. Each of our product lines is comprised of three principal components:

•	Customer Premise Equipment, which includes a radio element which sends and receives signals to and from the hub equipment, and a digital signal processing unit, which connects and provides interfaces to the end-user’s telecommunications and/or data network;

•	Hubs, which include several radio elements that each send and receive signals from multiple customer premise equipment units and an aggregation unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider’s core network; and

•	Network Management Software, which controls and monitors the operation of hubs and customer premise equipment.

      We believe our AirStar and Angel products have industry-leading technologies including air interface technology, software and hardware implementations, advanced networking architecture, radio transmission technology and networking software capabilities. Key technology elements of Netro products include the following:

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

      Radio Technology. Since our inception, we have worked extensively on radio designs and volume manufacturing processes to create robust yet cost-effective radios that support advanced radio technology and peak demand transmission capabilities. The current AirStar radios are fourth generation designs. Current

Angel radios are third generation designs and we are in the process of developing fourth generation designs which will reduce cost and enhance performance.

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

Sales and Marketing

      We have sales representatives in Mexico, China, France, Germany, Singapore and Spain, as well as in Florida, Redmond, Washington and in our corporate headquarters in San Jose, California. We sell our products indirectly through original equipment manufacturers, or “OEMs”, and local resellers in addition to through our direct sales force. In addition, we offer installation and maintenance services through our system integration partners and third-party installation and support organizations.

      During 2002, most of our sales were direct or through local resellers who rely heavily on Netro sales personnel and we expect this to continue in the future. In determining which accounts are appropriate for direct sales, we try to identify those that are key early adopters that can help drive our product feature sets in a manner that will better address the needs of the marketplace as a whole. These customers usually have the ability to install, integrate, service and maintain their systems themselves. For customers requiring significant installations integration and maintenance services, we typically sell our product through OEMs.

      Revenues by geography based on to the location of our original customers were as follows:

				Percentage of Total
	Revenues			Revenues

	2002	2001	2000	2002	2001	2000

Latin America	$1,815	$9,872	$6,661	11%	42%	10%
Europe	12,998	6,028	1,447	76	25	2
Middle East	471	482	40	3	2	—
Asia	910	468	192	5	2	—

International	16,194	16,850	8,340	95	71	12
United States	913	6,809	60,187	5	29	88

	$17,107	$23,659	$68,527	100%	100%	100%

      Substantially all of our United States revenues are related to products sold to OEMs and local resellers. In both 2001 and 2000, almost all of their end customers were located outside of the United States. In 2002, $0.4 million of the United States revenues were for an end user located in the United States.

      We derive the substantial majority of our revenues from an international customer base. International sales are subject to a number of risks and uncertainties, including those described under “Risk Factors — If we are unable to manage our international operations effectively, our business would be adversely affected.” Regardless of the distribution channel that services the account, our direct sales force maintains contact with the service provider and the system integrator account team. This contact keeps us close to the evolving needs of the service providers and helps ensure that we are well positioned within each account.

      Our marketing group provides marketing support services for our executive staff, our direct sales force and for our OEMs and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and system integrators or resellers including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions. Our marketing group is also responsible for product management activities throughout each product’s lifecycle. These include the definition of product features, approval of product releases and specification of enhancements to our future product and service offerings.

Customers

      Historically, the predominant portion of our revenues have come from sales to OEMs who have in turn resold Netro products to competitive phone service providers in Europe. We have implemented a strategy centered around changing our customer base to incumbent phone service providers and mobile service providers. Although the majority of our revenues in 2002 were ultimately related to installations by competitive phone service providers, our strategy for future growth is dependent on the acceptance of our products by these new target customers.

      Revenues from customers that comprised more that 10 percent of revenue were as follows:

				Percentage of Total
	Revenues			Revenues

	2002	2001	2000	2002	2001	2000

Lucent	$6,891	$7,110	$59,220	40%	30%	86%
Techtel	*	7,007	*	*	30	*
Condumex	*	2,390	*	*	10	*

Aggregate amount	$6,891	$16,507	$59,220	40%	70%	86%

*	Revenues less than 10 percent for period

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations and Manufacturing

      Our manufacturing activities, based in our San Jose and Redmond facilities, consist primarily of prototype manufacturing, final testing and system staging. Our strategy is to outsource manufacturing to contract manufacturers, which have the expertise and ability to achieve cost reductions associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. This also serves to turn some of our fixed costs into variable costs and enables us to share in the purchasing efficiencies enjoyed by these larger manufacturers.

      Our operations and manufacturing groups facilitate technology transfer between our research and development group and the contract manufacturers. We may also use our own manufacturing operation in situations where we need product before the full product is released to external manufacturers.

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

      We believe that our future success depends on our continued investment in research and development in core radio, networking and software technologies, particularly in an effort to reduce product cost, and we expect to continue to invest significant resources in this area. Our research and development expenses were $28.0 million in 2002, $25.8 million in 2001 and $24.3 million in 2000. We are committed to an ongoing research and development program that is focused around reducing the manufacturing cost of our products and a continuous assessment of service providers’ needs and technological changes in the communications market.

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

      Depending on the market we are addressing, we face different types of competition:

•	Enterprise Access. As an enterprise access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as fiber optic cable and leased T1 and E1 lines and wireless solutions, such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing small and medium enterprise access, we compete through our AirStar product with large OEMs, such as Alcatel, Ericsson and Marconi, as well as with smaller wireless-only companies, such as Alvarion.

•	Residential and Small Business Access. As a residential and small business access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as DSL and cable modems. As a company within the point-to-multipoint fixed wireless industry addressing residential and small business access, we compete through our Angel product with established wireless local loop vendors, such as Innowave (a division of ECI Telecommunications which has executed an agreement to be acquired by Alvarion), AirSpan and Alvarion, as well as with numerous startup companies that are developing products for our industry.

•	Mobile Infrastructure. As a technology for connecting cellular base stations to the core telecommunications network, point-to-multipoint fixed wireless solutions compete with wire-based solutions such as leased T1 and E1 lines and wireless solutions such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing cellular infrastructure, we compete through our AirStar product principally with large systems integrators, such as Alcatel, Ericsson and Marconi.

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

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have five issued United States patents, with additional applications in process. We have also acquired from AT&T Wireless Services, Inc. a license to several patents and numerous patent applications associated with the Angel platform. Although AT&T Wireless has agreed not to license these patents to our competitors for a period of five years from the date of acquisition, we cannot assure that they will enforce their rights against potential infringors. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

Employees

      As of December 31, 2002, we employed approximately 134 full-time employees. Our full-time employees include 87 people in research and development, 23 in sales and marketing, and 24 in general and administrative. None of our employees is represented by collective bargaining agreements, and we consider relations with our employees to be good. However, employee retention may be particularly challenging in light of the recent restructurings and the announcement of our decision to pursue strategic opportunities.

Available Information

      Our website is http://www.netro-corp.com. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports available free of charge on the website.

Item 2.	Properties

      We lease an approximately 100,000 square foot facility in San Jose, California, which we use for executive offices and for administrative, AirStar engineering and product development, AirStar prototype manufacturing and sales and marketing purposes. The lease for this facility expires in September 2006. We lease an approximately 175,000 square foot facility in Redmond, Washington, which we use for Angel related engineering, product development and prototype manufacturing purposes. The lease for this facility expires in February 2006. We also maintain leases for executive office space in China, France and Mexico, which do not represent material financial obligations.

Item 3.	Legal Proceedings

      Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of our common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California (“Netro California”), and the members of our board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19154 (“Coates I”). The complaint in Coates I made a number of allegations relating to the approval by the shareholders of Netro California of the merger transaction by which our state of incorporation was changed from California to Delaware and also claimed that the adoption by our board of directors of a stockholder rights plan sometime after that merger transaction was in violation of Delaware law. On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. In a decision issued on September 11, 2002, the Delaware Court of Chancery granted defendants’ motion to dismiss. Mr. Coates did not appeal from that decision.

      Separately, on or about December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants us and certain members of our board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). Mr. Coates filed an amended complaint in that action in October 2002. In the amended complaint, Mr. Coates challenges a stock option cancellation and regrant program for employees that was adopted by our board of directors in 2001. He also challenges an award of options to our outside directors in July 2001. The complaint seeks an order declaring the options at issue to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys fees and expenses. Defendants filed a motion to dismiss the amended complaint on October 18, 2002. During the period for briefing of that motion, the parties reached an agreement in principle to settle the action. Under the proposed settlement: (i) Each of our outside directors (other than Ms. Young, who is not named as a defendant) would agree to forego any award of our options in calendar year 2003; (ii) our governing documents will be amended to reflect that any future option awards to directors must be made by the Compensation Committee of our board of directors; and (iii) the Company and our directors will agree that any future grant of options made to our directors will be publicly disclosed within 30 days after such a grant. The proposed settlement is subject to approval by the Delaware Court of Chancery. In connection with such court approval, plaintiff’s counsel intends to make an application for an award of fees and expenses, which the Company and other defendants have agreed not to oppose up to $40,000.

      IPO Allocation Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he is a former shareholder of our common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Richard Moley, Gideon Ben-Efraim and Michael T. Everett (“Individual Defendants”), as well as against Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”). The action is styled Soto-Gonzalez v. Netro Corporation, Inc., et al., No. 01 Civ. 7993 (S.D.N.Y.). On or around December 6, 2001, Zion Badichi, who alleges that he is a former shareholder of our common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against us, the Individual Defendants (except Mr. Moley) and the Underwriter Defendants. The action is styled Badichi v. Netro Corporation, Inc., et al., No. 01 Civ. 8348 (S.D.N.Y.).

      The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits filed in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including us and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of our August 1999 initial public offering against the Underwriter Defendants — but not against us or the Individual Defendants — were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

      On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the “33 Act. The claims allege various misconduct arising from our August 1999 initial public offering and March 2000 follow-on offering of our common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that we and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged us excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in our initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of our common stock. The Complaint seeks to certify a class of shareholders who purchased our common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

      On October 9, 2002, the claims against the Individual Defendants were dismissed without prejudice on consent of the parties. In addition, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in continuing discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants in the IPO Allocation Litigation, including us.

      The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial. We believe the claims asserted against us in the Netro Litigation are without merit, and we intend to vigorously defend ourselves against those claims.

      FCC Kuwait Litigation. This matter involves a dispute regarding the alleged improper draw down by the Company of a letter of credit opened by Future Communications Company (“FCC”) with the Bank of Kuwait and the Middle East in Kuwait, and the alleged refusal by the Company to accept return by FCC of certain equipment provided to FCC by the Company. At the January 15, 2003, hearing, the Court ruled that Netro Corporation had not yet been properly served. The case has been adjourned until May 2, 2003, at which time FCC will be required to prove completed service of process or risk dismissal. The amount in dispute is approximately $1,013,000 plus interest from December 31, 1999.

      Solectron Arbitration. On or around December 19, 2002, Solectron California Corporation (“Solectron”) demanded arbitration to resolve disputes arising under its May 31, 1998 “Manufacturing Agreement” with Netro. Solectron’s principal claim is that during the third quarter of 2000, it purchased materials on the basis of Netro’s forecasts which were not followed by corresponding orders. Solectron claims that as a result it now has an excess inventory of materials which it cannot sell. Netro vigorously disputes the claims on the ground that the acquisition of material had not been approved by Netro as required by the agreement. The total claim, including the cost of materials and asserted carrying charges, is approximately $14.5 million. The matter is set for mediation which is scheduled to commence in the second quarter of 2003. Unless the matter is resolved, arbitration will proceed thereafter before the American Arbitration Association.

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

Price Range of Common Stock

      Our common stock trades on The Nasdaq National Market under the symbol “NTRO”. As of March 1, 2003, the Company had approximately 368 stockholders of record and the closing price of our common stock was $2.60 per share as reported by The Nasdaq National Market. The following table shows the high and low bid prices of our Common Stock for the periods presented as reported on The Nasdaq National Market:

	High	Low

2001
First Quarter (ended 3/31/01)	$11.63	$4.88
Second Quarter (ended 6/30/01)	6.25	3.31
Third Quarter (ended 9/30/01)	4.00	2.21
Fourth Quarter (ended 12/31/01)	4.10	2.36
2002
First Quarter (ended 3/31/02)	$3.94	$2.60
Second Quarter (ended 6/30/02)	3.01	2.06
Third Quarter (ended 9/30/02)	3.70	2.03
Fourth Quarter (ended 12/31/02)	3.22	1.56

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

      None

Item 6.	Selected Consolidated Financial Data

      You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included in this Form 10-K. The unaudited selected quarterly data for the years ended December 31, 2002 and 2001 are derived from our unaudited consolidated quarterly financial statements not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations Data:

	Year Ended December 31,

	2002(1)	2001(2)	2000	1999	1998

	(In thousands, except per share amounts)
Revenues	$17,107	$23,659	$68,527	$18,185	$5,438
Cost of revenues	17,167	62,512	52,096	14,874	9,640

Gross profit (loss)	(60)	(38,853)	16,431	3,311	(4,202)

Operating expenses:
Research and development	27,973	25,782	24,265	19,307	16,143
Sales and marketing	13,877	13,281	10,455	5,794	4,819
General and administrative	21,210	16,996	9,812	6,259	3,968
Amortization of deferred stock compensation	612	857	1,064	1,104	—
Amortization of acquired intangible assets	7,820	—	—	—	—
Acquired in-process research and development	17,600	—	—	—	—
Restructuring and asset impairment charges compensation	8,079	—	—	—	—

Total operating expenses	97,171	56,916	45,596	32,464	24,930

Loss from operations	(97,231)	(95,769)	(29,165)	(29,153)	(29,132)
Other income, net	6,624	16,541	18,987	353	304

Net loss before provision for income taxes	(90,607)	(79,228)	(10,178)	(28,800)	(28,828)
Provision for income taxes	103	76	—	—	—

Net loss	$(90,710)	$(79,304)	$(10,178)	$(28,800)	$(28,828)

Basic and diluted net loss per share	$(1.76)	$(1.52)	$(0.21)	$(1.31)	$(4.07)
Weighted-average shares used to compute basic and diluted net loss per share	51,521	52,196	49,639	21,988	7,087

Consolidated Balance Sheet Data:

	As of December 31,

	2002(1)	2001(2)	2000	1999	1998

	(Dollars, in thousands)
Cash, cash equivalents and short-term marketable securities	101,058	206,444	277,564	45,337	15,128
Working capital	89,325	191,123	300,159	44,417	12,523
Total assets	203,253	349,721	421,753	65,814	26,788
Long-term debt and capital leases, net of current portion	—	64	1,280	3,633	4,547
Total stockholders’ equity	178,521	320,876	395,975	45,556	13,893

(1)	For 2002, the results include the effect of the acquisition of the assets related to Angel from AT&T Wireless and the effect of the 2002 restructuring and asset impairment charges. Please see “Management’s Discussion of Financial Condition and Results of Operations — Overview” and “— Results of Operations — Restructuring and Asset Impairment” for additional information.

(2)	For 2001, the results include approximately $42.4 million of charges to cost of revenues related to obsolete inventory and other material-related commitments.

Selected Quarterly Data

		Gross Profit		Basic & Diluted Net
	Revenue	(Loss)	Net Loss	Loss per Share

	(Unaudited, in dollars, in thousands except per share
	amounts)
2001
First Quarter(3)	9,131	(21,572)	(32,972)	(0.64)
Second Quarter(4)	2,051	(19,131)	(29,838)	(0.57)
Third Quarter	6,043	969	(7,039)	(0.13)
Fourth Quarter	6,434	881	(9,455)	(0.18)
2002
First Quarter(5)	5,008	613	(32,431)	(0.57)
Second Quarter	5,681	1,027	(18,489)	(0.30)
Third Quarter(6)	3,516	(4,584)	(25,606)	(0.51)
Fourth Quarter(7)	2,902	2,884	(14,184)	(0.37)

(3)	Results for the first quarter of 2001 include $23.2 million of charges to cost of revenues related to obsolete inventory and other material-related commitments.

(4)	Results for the second quarter of 2001 include $18.5 million of charges to cost of revenues related to obsolete inventory and other material-related commitments.

(5)	Results for the first quarter of 2002 include $17.6 million in charges related to the write-off of acquired in-process research and development expenses and $1.8 million of restructuring and asset impairment charges.

(6)	Results for the third quarter of 2002 include $5.2 million of charges to cost of revenues related to obsolete inventory and other material-related commitments and $2.0 million of restructuring charges.

(7)	Results for the fourth quarter of 2002 include $4.3 million of restructuring and asset impairment charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report.

      This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, gross profit (loss), and expenses, the need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Please read the section of this 10-K entitled “Risk Factors” and our other Securities and Exchange Commission filings that discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

      We design, market and sell broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment as an alternative to using wired connectivity or point-to-point fixed wireless equipment. The three principal applications for our products are:

•	Providing voice and high speed data access connections to residences, which we do principally through our Angel product line,

•	Providing voice and high speed data access connections for businesses, which we do principally through our AirStar product line, and

•	Connecting mobile phone base stations to the core telecommunications network, which we do through our AirStar product line.

      We began commercially shipping our first point-to-multipoint product, AirStar, in 1998 and have a significant installed base for this product. AirStar operates at the higher end of the licensed frequency spectrum (10 - 39 GHz) with support for an additional frequency, at the lower range (3.5 GHz).

      On February 12, 2002, we acquired from AT&T Wireless Services, Inc. their fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Project Angel.” The acquisition was accounted for as a purchase of assets. The purchase price was allocated based on the estimated fair values of the assets acquired. The purchase consideration was approximately $48.8 million, consisting of 8.2 million shares of our common stock, valued at approximately $29.5 million, approximately $16.0 million in cash and transaction costs of approximately $3.3 million.

      A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The intangible assets are being amortized over an estimated useful life of three years based on the product life cycle of the acquired technology.

      The Angel product was commercially deployed in the United States by AT&T Wireless, however since acquiring it, we have modified the Angel platform to conform to international standards and we are marketing this product line principally in international locations. Angel operates at the lower end of the licensed frequency spectrum (1.9 - 3.5 GHz). To date, we have not had material sales of the Angel product.

      Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, or “IP”, and data services. We offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geography in the world, including Europe, Asia, Australia, North America and South America, which we believe is a significant competitive advantage.

      We currently develop, manufacture and sell the AirStar product for access offerings to small and mid-sized businesses and mobile infrastructure, and are developing the Angel platform for access offerings to residences and small businesses. Each of our product lines is comprised of three principal components:

•	Customer Premise Equipment, which includes a radio element which sends and receives signals to and from the hub equipment, and a digital signal processing unit, which connects and provides interfaces to the end-user’s telecommunications and/or data network;

•	Hubs, which include several radio elements that each send and receive signals from multiple customer premise equipment units, and an aggregation unit, which aggregates data from the outdoor units and interfaces to the telecommunications service provider’s core network; and

•	Network Management Software, which controls and monitors the operation of hubs and customer premise equipment.

      We sell our products indirectly through systems integrators and local resellers in addition to through a direct sales force. Our revenue from systems integrators comprised approximately 40 percent of revenues in 2002, 31 percent of revenues in 2001, and 89 percent of revenues in 2000. Due to past realignments of our relationships with certain of our systems integrator partners and our current low visibility regarding potential future revenues, we are uncertain what portion of revenues system integrators will represent in future periods. However, in the event of significant declines in indirect sales, we will be required to improve and expand our internal sales, customer advocacy and sales administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations and, therefore, revenues could be adversely affected. Overall, our visibility regarding potential future revenues is unclear.

      International revenues represented approximately 95 percent of revenues in 2002, 71 percent of revenues in 2001, and 12 percent of revenues in 2000. In 2000, 86 percent of our sales were to Lucent in the United States. Substantially all of our domestic revenues in 2001 and 2000 were related to products sold to systems integrators and local resellers (predominantly Lucent) who resold the products to end customers located outside of the U.S. In 2001, Lucent altered their purchasing pattern and had its international subsidiaries order directly from us for resale to end users in the countries those subsidiaries supported. Our domestic revenues in 2002 included approximately $0.4 million of sales to a domestic end user. With international revenues comprising such a large proportion of our total revenues, our revenues can be significantly impacted by changes in the economy of a geography or particular country. For example, revenues from Argentina constituted approximately 30 percent of our revenues for the year ended December 31, 2001. However, as a result of economic instability in Argentina, we recognized less than $100,000 of revenue from Argentina in the year ended December 31, 2002.

      We outsource substantially all of our volume product manufacturing and assembly to contract manufacturers. We maintain small facilities for prototype production in support of our research and development efforts in both our San Jose, California and Redmond, Washington locations. We expect to continue to outsource our product manufacturing for both AirStar and Angel product lines to contract manufacturers.

      During the year ended December 31, 2002, we have undertaken efforts to reduce our cost structure and cash usage. In February 2002, we closed our Israel based engineering organization and reduced our San Jose based Airstar research and development organization, reducing headcount by 54 employees. In August 2002, we made further headcount reductions in our Angel and Airstar research and development and general and administrative organizations, reducing headcount by 68 employees. Finally in November 2002, we did a further restructuring of our global operations reducing our headcount by 110 employees and closing two of our international sales offices. At December 31, 2001, our headcount was 225, we added 141 people with the acquisition of Angel in February 2002 and ended 2002 with 134 people in the Company.

      In November 2002, we announced plans to evaluate strategic alternatives which could include a possible sale, merger or liquidation. The consolidated financial statements included in Item 8 of this 10-K have been prepared on the basis that we will continue to pursue our ongoing operating objectives and do not reflect the impact of any of these potential courses of action.

Critical Accounting Policies

      Revenue Recognition. Revenues consist of sales made directly to end users and indirectly through systems integrators and local resellers. Revenues from product sales are recognized when all of the following conditions are met: delivery has occurred, an arrangement exists with the customer and we have the right to invoice the customer, collection of the receivable is reasonably assured and we have fulfilled all of our material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If we believe that we have not fulfilled all of our material contractual obligations to the customer (such as when we have primary responsibility for installation or if there are acceptance criteria,) or if the collectability of a receivable is not assured, we defer revenue recognition from such shipment until such time as the amounts due have been collected. Some of the factors that we use in evaluating whether or not to defer revenue from a particular customer include:

•	any material contract obligations not fulfilled,

•	acceptance criteria not yet met,

•	the customer’s liquid assets,

•	actual and projected cash flows for the customer, and

•	the political and economic environment in the country in which the customer operates.

      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credit or prepayments on certain sales to smaller companies. We believe that we have sufficient allowances for doubtful accounts to address the risk associated with our outstanding accounts receivable.

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

      Provision for Excess and Obsolete Inventory. Inventory, which includes material and labor costs, is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We maintain a reserve for estimated obsolescence or unmarketable inventory based upon assumptions about future demand for our products, changes or revisions of our products, and the conditions of the markets in which our products are sold. This provision to reduce inventory to net realizable value is reflected as a reduction to inventory in the accompanying consolidated balance sheets. Significant management judgments and estimates must be made and used in connection with establishing these reserves. If actual market conditions are less favorable than our assumptions, additional reserves may be required.

      Warranty Obligations. The Company evaluates its obligations related to product warranties on a quarterly basis. Netro offers a standard one-year warranty on all products shipped. The Company also indemnifies its customers against any actions from third parties whose technologies Netro licenses. The Company monitors historical warranty rates and tracks costs incurred to repair units under warranty. These costs include labor, replacement parts and certain freight costs. This information is then used to calculate the accrual needed based on actual sales and remaining warranty periods. For new product introductions, estimates are made based on test and manufacturing data as well as the Company’s historical experience on similar products. If circumstances change, or if the Company experiences a significant change in its failure rates, the Company’s warranty accrual estimate could change significantly.

Results of Operations

	Percent of Revenue

	2002	2001	2000

Revenues	100%	100%	100%
Cost of revenues	100	264	76

Gross profit (loss)	(0)	(164)	24

Operating expenses:
Research and development	164	109	36
Sales and marketing	81	56	15
General and administrative	124	72	14
Amortization of deferred stock compensation	4	4	2
Amortization of acquired intangible assets	46	0	0
Write-off of in-process technology	103	0	0
Restructuring and asset impairment charges	47	0	0

Total operating expenses	569	241	67

Loss from operations	(569)	(405)	(43)
Other income, net
Interest income and realized gains on sales of marketable securities	42	73	29
Interest expense	(3)	(3)	(1)

Total other income, net	39	70	28

Net loss before provision for income taxes	(530)	(335)	(15)
Provision for income taxes	0	0	0

Net loss	(530)%	(335)%	(15)%

      Revenues. Revenues by geography based on the location of our original customers were as follows:

	Revenues			% of Total Revenues

	2002	2001	2000	2002	2001	2000

Latin America	$1,815	$9,872	$6,661	11%	42%	10%
Europe	12,998	6,028	1,447	76	25	2
Middle East	471	482	40	3	2	—
Asia	910	468	192	5	2	—

International	16,914	16,850	8,340	95	71	12
United States	913	6,809	60,187	5	29	88

	$17,107	$23,659	$68,527	100%	100%	100%

      Substantially all of our United States revenues are related to products sold to OEMs and direct resellers in both 2001 and 2000. Almost all of their end customers are located outside of the United States. In 2002, $0.4 million of the United States’ revenues were for an end user in the United States.

      Revenues from customers that comprised more than 10 percent of consolidated revenues were as follows:

	Revenues			% of Total Revenues

	2002	2001	2000	2002	2001	2000

Lucent	$6,891	$7,110	$59,220	40%	30%	86%
Techtel	*	7,007	*	*	30	*
Condumex	*	2,390	*	*	10	*

Aggregate amount	$6,891	$16,507	$59,220	40%	70%	86%

*	Revenues less than 10 percent for period

      Revenues decreased to $17.1 million in 2002 from $23.7 million in 2001, due principally to reduced demand for broadband wireless access equipment from competitive local exchange carriers in Latin America, particularly Argentina which has experienced dramatic currency exchange problems during all of 2002. In addition, order activity slowed for several weeks following our announcement in November 2002 that our board of directors was exploring strategic alternatives. Revenues decreased to $23.7 million in 2001 from $68.5 million in 2000, due principally to reduced demand for broadband wireless access equipment from competitive local exchange carriers in Europe, which was reflected in delayed and cancelled orders from some of our OEM partners. Overall, our visibility regarding potential future revenue is unclear due to weakness in the telecommunications equipment market and due to uncertainty resulting from our November 2002 announcement.

      Gross Profit (Loss). Gross profit(loss) represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. We have experienced substantial fluctuations in gross profit(loss). The principal drivers of the fluctuations, other than the inventory and material-related commitments in 2002 and 2001, are the level of revenues, the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The ratio of customer premise equipment can vary depending upon the stage of rollout of our systems by a customer. Typically, early stages have a very low ratio of customer premise equipment to base stations. In later stages of rollout, the ratio of customer premise equipment to base stations tends to increase substantially. The unit ratio of customer premise equipment sales to hub sales was 36:1 for 2002 compared to 25:1 for 2001 and 8:1 for 2000. We expect the ratio of unit sales of customer premise equipment to hub unit sales to continue to be in excess of 25:1 in future periods. Sales to OEMs generally generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to OEMs represented 40 percent of revenues in 2002, compared to 31 percent of revenues in 2001 and 89 percent of revenues in 2000. In 2002, our gross loss was negatively impacted by both a higher ratio of customer premise equipment and the increase in the proportion of revenue coming from OEMs.

      Gross profit (loss) improved to a gross loss of ($0.1) million in 2002 from a gross loss of ($38.9) million in 2001. The gross loss as a percent of revenue improved to less than (1) percent in 2002 from (164.2) percent in 2001. The decline in the gross loss in 2002 compared to 2001, reflects a $4.7 million charge related to excess and obsolete inventory and other material-related commitments in 2002 compared to a $42.4 million charge related to excess and obsolete inventory and other material-related commitments in 2001, offset in part by lower average selling prices in 2002. Gross loss in 2002 was also benefited by a $2.0 million reduction in our accrued warranty liability due to improved product quality experience. Gross profit decreased to a loss of ($38.9) million in 2001 from a profit of $16.4 million in 2000. As a percentage of revenues, gross profit decreased to (164.2) percent in 2001 from 24.0 percent in 2000. The decline in gross profit on a dollar basis as well as on a percentage basis primarily reflects a $42.4 million charge related to excess and obsolete inventory and other material-related commitments made in anticipation of significantly higher revenue volumes than those achieved.

      We expect continued pressures on average selling prices for our products during 2003. We have initiatives underway to reduce direct manufacturing and indirect manufacturing overhead costs. We completed cost reduction initiatives on certain Airstar products in the third quarter of 2002 and expect cost reduction initiatives to be completed on additional Airstar products in the first half of 2003. However, to the extent that we are unable to reduce our product costs at a rate faster than the rate at which average selling prices and/or total revenues decline, gross profit as a percentage of revenues will continue to decline during 2003. We expect that, due to the introduction of the Angel product, the introduction of new customers, channel mix, product mix, declining average selling prices, and our efforts to reduce product costs, our gross profit in future periods will continue to fluctuate.

      Research and Development. Research and development expenses consist of compensation costs, the cost of some software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $28.0 million in 2002 from $25.8 million in 2001. The increase of $2.2 million was the result of the addition of the Angel organization and its 110 people and engineering projects in February 2002, offset in part by the closure of our Israel based Airstar engineering operation and additional restructuring activities we undertook in August and November 2002. As a result, we had 87 research and development people at December 31, 2002 compared to 142 at December 31, 2001. In addition to the headcount reductions, we reduced third-party engineering cost, prototype and other expenses related to our Airstar engineering activities by $4.0 million in 2002 compared to 2001 as we continued the reduction in Airstar development activities. Research and development expenses increased $1.5 million in 2001 from $24.3 million in 2000, primarily due to an increase in research and development personnel and related expenses, partially offset by a $1.2 million decrease in prototype material expenses related to the release of new product features for the AirStar system. As a result of our November 2002 restructuring activities and forecasted engineering projects we expect research and development expenses to be lower in the quarter ending March 31, 2003 than in the quarter ended December 31, 2002.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel. We also incur expenses related to product management, trade show and promotional expenses. Sales and marketing expenses increased to $13.9 million in 2002 from $13.3 million in 2001. The increase was primarily due to an increase in personnel and related compensation costs related to the addition of 13 people supporting Angel and reduced by the impact of the restructuring activities we undertook in February 2002, August 2002 and November 2002. Sales and marketing headcount at the beginning of 2002 was 56 people and was 23 people at December 31, 2002. Sales and marketing expenses increased to $13.3 million in 2001 from $10.5 million in 2000. The increase was primarily due to the significant expansion in our sales, technical assistance and field support personnel necessary to support both the pre-sale and post-sale activities associated with the AirStar system. We expect sales and marketing expenses to be lower in the quarter ending March 31, 2003 than in the quarter ended December 31, 2002 as a result of the full quarter impact of our November 2002 restructuring activities.

      General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses increased to $21.2 million in 2002 from $16.2 million in 2001. The $5.0 million increase was primarily due to the expenses 18 people added related to Angel, additional facilities expenses of $2.0 million related to the Angel acquisition and an increase of $2.4 million related to cost of directors and officers insurance. These were offset by headcount reductions in February, August and November 2002 and $0.5 million reduction in our allowance for bad debt. General and administrative headcount at December 31, 2001 was 27 people and 24 people at December 31, 2002. General and administrative expenses increased $6.4 million in 2001 compared to 2000 due to increased personnel and related compensation costs related to an increase in general and administrative personnel, an increase of $1.3 million for doubtful accounts reserves, fixed assets disposals of $0.4 million, increased facilities expenses of $2.4 million associated with additional leased building space and growth in our infrastructure, in addition to increased director and officer insurance of $0.4 million. We expect general and administrative expenses to be higher in the quarter ended March 31, 2003 than in the quarter ended December 31, 2002.

      Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. We have recorded total deferred stock compensation of $5.4 million through December 31, 2002. Amortization of deferred stock compensation was $0.6 in 2002, $0.9 million in 2001 and $1.1 million in 2000.

      Amortization of Acquired Intangible Assets. In February 2002, in connection with the Angel acquisition, we acquired approximately $24.9 million of developed and core technology and $3.2 million of other intangibles, which include technical synergies and the competitive advantage in providing a one-stop fixed broadband wireless solution for its customers. These intangible assets will be amortized over a three-year estimated useful life based on the product life cycle of the acquired technology. We expect future quarterly amortization to be approximately $2.3 million.

      Acquired In-process Research and Development. In February 2002, in connection with the Angel acquisition, we acquired approximately $17.6 million of in-process research and development costs. These costs were valued by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues and operating expenses related to the purchased technologies. The calculation gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product cycles, and the estimated lives of each of the products underlying the technology. In-process research and development costs consist of two research and development projects that had not yet reached technological feasibility at the time of acquisition. Accordingly, the costs were charged to operations in the first quarter of 2002.

      One project, begun in the second half of 2001, was related to the development of a new 3.5 GHz front end for existing platforms that will triple capacity. The other project, begun in the last quarter of 2001, was related to re-architecting the core Airlink technology that will result in next generation base station and remote unit products. These next generation Angel solutions were approximately 41 percent complete as to cost at the date of acquisition. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The net cash flows from the identified projects are based upon our estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs and income taxes from the projects. The estimated revenues are based on our projections for the projects and are expected to peak in 2008 and decline thereafter. The discount rate used was 35 percent, reflecting the added uncertainty of the completion of the development, the relative success of the development effort and its commercialization and the risk premium for in-process projects versus existing technology.

Restructuring and Asset Impairment.

First Quarter 2002 Restructuring and Asset Impairment

      In the first quarter of 2002, the Company incurred $1.8 million in restructuring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering entity, and reduced its workforce in its San Jose, California headquarters location. The charges included the termination of approximately 54 employees (50 research and development employees, 3 sales and marketing employees and 1 general and administrative employee), the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations.

The following table summarizes the activity related to the first quarter restructuring charges for the year ended December 31, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at December 31,
	Charges	Written-off	2002

Impairment of assets	$797	$(797)	—
Severance	763	(763)	—
Lease and other expense	265	(265)	—

Total	$1,825	$(1,825)	—

Third Quarter 2002 Restructuring and Asset Impairment

      In the third quarter of 2002, the Company incurred $2.0 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 68 employees (43 research and development employees, 13 sales and marketing employees and 12 general and administrative employees) and wrote-down certain fixed assets. The following table summarizes the activity related to the third quarter restructuring charges for the year ended December 31, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at December 31,
	Charges	Written-off	2002

Impairment of assets	$117	$(117)	—
Severance	1,883	(1,883)	—

Total	$2,000	$(2,000)	—

Fourth Quarter 2002 Restructuring

      In the fourth quarter of 2002, the Company incurred $4.3 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 110 employees (80 research and development employees, 21 sales and marketing employees and 9 general and administrative employees), closed two sales offices and wrote-down certain fixed assets. The following table summarizes the activity related to the fourth quarter restructuring charges for the year ended December 31, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at December 31,
	Charges	Written-off	2002

Impairment of assets	$154	$(154)	—
Severance	4,100	(3,429)	$671

Total	$4,254	$(3,583)	$671

      The remaining liability relates to severance charges and is expected to be paid in the first quarter of 2003. As a result of these restructurings, we expect to realize a savings of $12.5 million in 2003 as compared to 2002.

      Other Income, net. Other income, net consists primarily of interest income earned on low-risk, marketable securities and interest paid on outstanding debt. Other income, net decreased to $6.6 million in 2002 from $16.5 million in 2001 due to decreased cash balances and declining interest rates. Other income, net decreased to $16.5 million in 2001 from $19.0 million in 2000 due to decreased cash balances and declining interest rates.

      Income Taxes. We have incurred a net loss for each period since inception. Recorded income taxes represent taxes paid by our foreign subsidiaries. As of December 31, 2002, we had a Federal net operating loss carry forward of approximately $241.9 million and a State net tax loss carry forward $95.8 million. These expire at various dates through 2023. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. A change in ownership could limit the future annual realization of the tax net operating loss carry forwards.

Liquidity and Capital Resources

      As of December 31, 2002, cash and cash equivalents were $43.5 million, short-term marketable securities were $57.6 million and long term marketable securities were $57.3 million. We have a $10 million bank line of credit that expires in March 2003. Under the agreement, we must comply with certain financial and other covenants. As of December 31, 2002, we were in compliance with all covenants. As of December 31, 2002, there were no borrowings outstanding and amounts utilized for outstanding letters of credit were $6.1 million under this agreement. When this line of credit expires, we do not intend to renew it. We intend to purchase certificates of deposit to cover our outstanding letters of credit. Any borrowings under the line would accrue interest at the 30-day LIBOR plus 1.5 percent, 2.9 percent at December 31, 2002, or the bank’s prime rate, 4.3 percent at December 31, 2002, at our option. Capital lease obligations were $0.1 million at December 31, 2002. Operating lease obligations through 2006 were $18.8 million at December 31, 2002.

      Cash used in operating activities was $61.9 million in 2002 due primarily to the net loss, adjusted for non-cash charges of $35.4 million, including acquired in process research and development, amortization of acquired intangible assets related to the Angel acquisition and provisions for inventory, doubtful accounts and material-related commitments. Cash used in operating activities was $28.3 million for the year ended December 31, 2001, primarily due to the net loss adjusted for non cash charges of $43.0 million, including provisions for inventory, doubtful accounts and material-related commitments.

      Cash provided by investing activities was $97.1 million for the year ended December 31, 2002, primarily due to net maturities of marketable securities of $117.8 million, partially offset by $16.0 million of assets acquired and $4.7 million in capital equipment purchases. Cash used in investing activities was $30.4 million for the year ended December 31, 2001, primarily due to net purchases of marketable securities of $37.8 million, partially offset by $5.8 million in capital equipment purchases.

      Cash used in financing activities was $82.3 million for the year ended December 31, 2002, primarily due to an $82.8 million repurchase of our common stock. Cash used in financing activities was $3.2 million for the year ended December 31, 2001, primarily due to payments on the bank line of credit and capital leases of $6.1 million, partially offset by proceeds from the issuance of common stock of $2.9 million.

      The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally make rolling 60-day purchase commitments, subject to cancellation fees. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. As of December 31, 2002, amounts outstanding under forecasts and long-lead time commitments were $2.7 million.

      In addition, from time to time in the past, we have committed to purchase minimum volumes of products from certain of our contract manufacturers. As of December 31, 2002, we had no outstanding minimum purchase commitments for which we had not yet placed purchase orders. We believe that our currently forecasted demand for products, combined with our reserves for inventory and material related commitments will be sufficient to meet these commitments in the future.

      We have no other material unaccrued commitments. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts for both our AirStar and Angel products. We expect to continue to invest in property and equipment related to laboratory and test equipment for research and development.

      We believe that our cash and cash equivalents balances, short-term and long-term marketable securities and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next twelve months. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment-grade marketable securities.

Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations or consolidated financial statements.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the disclosure requirements of this interpretation.

      On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. These consolidated financial statements comply with the requirements of SFAS No. 148.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact the adoption of this interpretation will have on our results of operations and consolidated financial statements.

Risk Factors

      You should carefully consider the following factors and other information in this prospectus before deciding to purchase our common stock. Any of these risks could have a material adverse effect on our business, financial condition, results of operations and prospects, which could in turn have a material adverse effect on the price of our common stock.

We have undergone multiple, significant restructurings, which may hamper our ability to timely develop products, make significant product sales or provide appropriate customer service to existing customers.

      At our peak during 2002 we had 355 employees. As of December 31, 2002 we had 135 employees, a reduction of more than 60 percent. These reductions in force have affected all of the functional departments at Netro, including research and development, sales and customer service. As a result of our reduced resources, we may not be able to complete certain activities which would have a material adverse effect on our financial condition and results of operations. For example:

•	We cannot assure that we will be able to timely develop new products and features which are necessary for us to achieve market acceptance.

•	We cannot assure that we will be able to reduce product costs sufficiently to ensure positive financial performance.

•	We may not be able to achieve satisfactory sales levels in light of our reduced sales and marketing resources.

•	We may suffer reduced customer satisfaction as a result of reduced customer service personnel, which could result in reduced repeat sales or liabilities to customers resulting from our inability to adequately service our installed base.

We recently announced a decision to evaluate strategic alternatives. This announcement may have a negative effect on our ability to make significant product sales.

      Many of our targeted customers are large telecommunications service providers seeking to deploy large networks over a period of several years. As a result of our recent announcement of our decision to pursue strategic alternatives, many of these customers may be reluctant to purchase products and services from us due to concerns about our long-term market presence. To the extent that we are unable to overcome these reservations, we may be unable to achieve the revenue levels necessary for us to achieve profitability. Furthermore, we may be required to make financial concessions, such as posting letters of credit, securing performance bonds or entering into technology escrow agreements which could add costs to our business model that delay our achieving profitability. To the extent that we pursue other strategic alternatives, the announcement of our decision may adversely affect future sales.

We have a history of losses, expect future losses and may never achieve profitability.

      We have never recorded net income from operations and as of December 31, 2002, we had an accumulated deficit of $276.6 million. We expect to continue to incur net losses. We incurred net losses of approximately $90.1 million in 2002, $79.3 million in 2001 and $10.2 million in 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve profitability. To date, we have funded our operations primarily through the sale of equity securities. We cannot be certain that we will realize sufficient revenues to achieve profitability. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, if we fail to reduce our product costs quickly enough, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

If we are not able to successfully market and sell our new angel product, anticipated benefits of our acquisition of assets from AT&T Wireless may never be achieved.

      In February 2002, we acquired technologies and other assets from AT&T Wireless Services, Inc. (“AT&T Wireless” or “AWS”) associated with its Angel product. We plan to sell the Angel product in international markets and have modified the Angel platform to conform to international standards. While we completed these modifications in the second half of 2002, we have not achieved our originally anticipated sales levels from the Angel product. We have not achieved any material Angel product sales to date. Although we believe that the Angel product continues to hold significant promise, we cannot assure that the Angel product will achieve market acceptance or generate revenues or high enough revenues to recover the carrying value of the assets associated with the Angel acquisition.

If we are unable to change our customer base, our revenues will continue to decline and our results of operations will suffer.

      Historically, the majority of our revenues have come from sales to original equipment manufacturers, or OEMs, who in turn, resold our products to competitive local exchange carriers in Europe. Over the past two years, there has been a significant dislocation in the market for these service providers, particularly in the United States and Europe, which has included several prominent bankruptcies. We have begun the process of modifying our AirStar product line to be more suitable for incumbent local exchange carriers and mobile service operators. Furthermore, we believe that the most significant market for our Angel product will be incumbent local exchange carriers. We have limited experience with sales to these types of customers. We cannot assure you that these customers will be willing to purchase products from a smaller company such as Netro. Furthermore, sales cycles with these customers can be even longer than with competitive local exchange carrier customers. For example, in connection with sales of our AirStar product to our first incumbent local exchange carrier customer, we received a commitment from them to qualify our product approximately six months prior to the commencement of qualification testing, qualification testing took more than three months, and our first order following the completion of qualification testing took more than six months from the date qualification testing was complete. We cannot assure that we will ever sell enough of our AirStar or Angel products to become profitable.

Due to our limited operating history, it is difficult to predict future operating results or our stock price.

      We have generated only limited revenues to date. Due to our limited operating history, disappointing sales of the AirStar product in 2002 and 2001, and the uncertainties associated with the time of launch and market acceptance of our new Angel product line, it is difficult for us to predict future results of operations. Investors in our common stock must consider our operational and financial prospects in light of these risks.

Our future operating results are dependent on the sales of two similar product lines serving an emerging market. If revenues from these products do not meet our expectations, we will not have other products to offset the negative impact on our operating results.

      We currently derive substantially all of our revenues from our AirStar product line and expect that this will continue until our Angel product is accepted in the international markets we serve. If there are unexpected changes in revenues from our current product or if our Angel product is not accepted by the market, we will not have other products to offset the negative impact on our operating results. Many of the risk factors listed in this section could negatively affect sales of our product line. The market may not continue to demand our current product and we may not be successful in developing or marketing our Angel product or any new or enhanced products. Any reduction in the demand for our current product or our failure to successfully develop or market our Angel product and introduce new or enhanced products could adversely affect our operating results and cause the price of our common stock to decline.

We encounter continued competitive pressures to lower selling prices to retain our existing customers and win new customers. If we cannot reduce our product costs, our results of operations will suffer.

      Average selling prices for broadband fixed wireless equipment have declined substantially over the past few years. We expect that the average selling price for broadband fixed wireless equipment will continue to decline substantially during 2003. In addition, market acceptance of our products will depend in part on reductions in the unit price of our AirStar and Angel products. If we cannot reduce the cost of our products enough to keep pace with the required price reductions, our product sales and/or our gross margins, and consequently our results of operations, will suffer. We have experienced significant delays in implementing cost reductions in the past and may continue to experience delays in the future.

      Our ability to implement cost reductions is also dependent on factors outside of our control. For example,

•	our cost for contract manufacturing is largely impacted by the level and volume of our orders which are driven by our customers’ demand.

•	our contract manufacturers must correctly implement cost reductions that we design into the products.

•	our cost projections are based upon assumptions regarding the ability of our contract manufacturers to achieve volume-related cost reductions.

•	many of our design cost reductions depend on the emergence of low-cost components which we expect to be developed by third parties.

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

If we do not succeed in developing relationships directly with telecommunications service providers and in strengthening our sales channels, our business will be harmed.

      Our revenues have historically depended to a significant extent on orders from third party systems integrators. We have begun efforts to decrease our focus on selling to OEMs and to develop a sales and customer advocacy infrastructure that deals directly with the ultimate customer, the telecommunications service provider. However, due to our restructuring activities, we have reduced the total number of personnel we have dedicated to these activities. If we do not develop these direct contacts with and sales to the service providers, we will not be able to diversify and expand our customer base and will continue to depend on indirect sales through OEMs. Furthermore, we believe that the most significant markets for our Angel product will be incumbent local exchange carriers. In addition, failure to develop these contacts would prevent us from building and maintaining the long-term relationships needed to sustain our installed customer base. Our relationships with our current service provider customers must also be maintained and strengthened so that we can provide potential service provider customers with positive customer references. Furthermore, if we are unable to expand our business with current service provider customers as they extend their networks into other countries, our business will be harmed.

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

      Our products are marketed almost exclusively to an international customer base. The stability of these customers and their service bases are directly related to the political and economic situations in these various countries. In the past, we have suffered significant collection losses as a result of political and economic instability in countries in which we do business. Political or economic instability in countries where we are focusing our sales and marketing efforts could significantly impact our ability to sell to and collect from existing or potential customers.

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

      Depending on the market we are addressing we face different types of competition:

•	Enterprise Access. As an enterprise access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as fiber optic cable and leased T1 and E1 lines and wireless solutions, such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing small and medium enterprise access, we compete through our AirStar product with large OEMs, such as Alcatel, Ericsson and Marconi, as well as with smaller wireless only companies, such as Alvarion.

•	Residential and Small Business Access. As a residential and small business access technology, point-to-multipoint fixed wireless solutions compete with wire-based solutions, such as DSL and cable modems. As a company within the point-to-multipoint fixed wireless industry addressing residential and small business access we compete through our Angel product with established wireless local loop vendors, such as Innowave (a division of ECI Telecommunications which has executed an agreement to be acquired by Alvarion), AirSpan and Alvarion, as well as with numerous startup companies that are developing products for our industry.

•	Mobile Infrastructure. As a technology for connecting cellular base stations to the core telecommunications network, point-to-multipoint fixed wireless solutions compete with wire-based solutions such as leased T1 and E1 lines and wireless solutions such as point-to-point radios. As a company within the point-to-multipoint fixed wireless industry addressing cellular infrastructure, we compete through our AirStar product principally with large OEMs, such as Alcatel, Ericsson and Marconi.

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

      Some of our competitors may make strategic acquisitions or establish cooperative relationships to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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

We may purchase significant inventory for planned sales which do not materialize.

      We generally anticipate significant increases in our working capital needs to the extent we believe we will achieve future revenue increases. In anticipation of increased revenues in future periods, we may purchase significant amounts of inventory and incur significant payment obligations. Due to the long and unpredictable nature of our sales cycle or other factors outside of our control, these anticipated future revenues may not materialize. If the anticipated revenues do not materialize, we could end up with inventory levels and/or purchase commitments with vendors that are significantly in excess of our needs, which could diminish our working capital and/or cause significant losses. We experienced such excesses in recent quarters as a result of lower than expected revenues during such periods.

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

      Moreover, because our products are used in critical telecommunications networks, we may be subject to significant liability claims if our products do not work properly. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. We warrant to our current customers that our products will operate in accordance with our product specifications. If our products fail to conform to these specifications, our customers could require us to remedy the failure or could assert claims for damages. Liability claims could require us to spend significant time and money in litigation or pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend and could seriously damage our reputation and our business.

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

      Sales of products which were ultimately deployed internationally accounted for approximately 95 percent of our revenues in 2002, 92 percent of our revenues in 2001 and 96 percent of our revenues in 2000. In addition, most equipment purchased by domestic customers has been shipped to international service providers. Our international operations are subject to a number of risks and uncertainties, including:

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

We face risks associated with shareholder litigation.

      We and certain members of our board of directors are currently being sued by alleged shareholders in two lawsuits. One of the lawsuits alleges that our option cancellation and re-grant program completed in 2001 was impermissible and that options granted under the program were invalid and should be rescinded. The second lawsuit involves allegations relating to inadequate disclosure of underwriting commissions and practices in violation of securities laws and regulations in relation to our initial public offering. Although we and the directors who have been sued believe all allegations are without merit and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits could be costly and could require a significant commitment of time and resources by our management.

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

We may not be able to adequately protect our intellectual property.

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

      The loss of the services of any key personnel could restrict our ability to compete effectively. We are dependent on personnel to complete the product cost reductions and enhancements for our Angel product who have unique knowledge regarding this product line. Retaining these employees may be particularly challenging in light of the recent restructurings and our announcement of our decision to pursue strategic alternatives. We currently do not maintain key person life insurance on any of our key executives.

Major stockholders have substantial control over us, which could delay or prevent a change in control.

      Global Telecom LLC beneficially owned approximately 24.5 percent of our common stock as of March 1, 2003. As a result, they can exert significant influence over our management and affairs and have the ability to exercise significant influence over all matters submitted to our stockholders for approval, including matters relating to the election and removal of directors, merger or consolidation transactions, the sale of all or substantially all our assets or our liquidation. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders.

Provisions of our certificate of incorporation and bylaws, our stockholder rights plan and delaware law could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders.

      An acquisition or takeover of our company by another could result in benefits to our stockholders, such as a premium over the market value of our common stock. There are provisions in our certificate of incorporation and bylaws and in Delaware law that could have the effect of deterring takeover offers and provide greater defenses against takeovers, even if a substantial number or a majority of our stockholders wish to accept a takeover offer. These provisions include our classified board of directors, limitations on the ability of our stockholders to call special meetings and advance notice requirements for nominating candidates for election to our board of directors and for proposals that can be voted on at stockholder meetings. In addition, we are party to a stockholder rights agreement, which effectively prohibits persons from acquiring more that 15 percent (other than Global Telecom LLC) of our common stock without the approval of our board of directors. All of these factors could have the effect of thwarting takeover attempts that investors in our common stock may view as beneficial and may wish to accept.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Foreign Currency Hedging Instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on operating expenses have not been material. Our revenues are denominated in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

      The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other United States government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $152.7 million of marketable securities at December 31, 2002 by approximately $1.5 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Netro Corporation:

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Netro Corporation and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 21, 2002.

/s/ PricewaterhouseCoopers

San Jose, California

February 6, 2003

THIS REPORT IS A CONFORMED COPY OF THE REPORT

PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
BEEN REISSUED BY THAT FIRM.

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

ARTHUR ANDERSEN LLP

San Jose, California

January 21, 2002

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR NETRO CORPORATION UNTIL MAY 24, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCLUSION OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF NETRO CORPORATION APPEARING IN THIS ANNUAL REPORT ON FORM 10-K. THEREFORE, IN ACCORDANCE WITH SEC REGULATIONS, A CONFORMED COPY OF THEIR PREVIOUS OPINION IS INCLUDED.

NETRO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(In thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$43,455	$90,494
Short-term marketable securities	57,603	115,950
Trade accounts receivable, net of allowance of $583 and $1,500, respectively	3,136	3,683
Inventory	6,227	6,874
Prepaid expenses and other	3,367	2,832

Total current assets	113,788	219,833
Equipment and leasehold improvements, net	9,635	7,796
Long-term marketable securities	57,335	119,858
Acquired intangible assets	20,331	—
Other assets	2,164	2,234

Total assets	$203,253	$349,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of capital leases	$64	$1,272
Trade accounts payable	2,040	1,649
Accrued liabilities	22,359	25,789

Total current liabilities	24,463	28,710
Capital leases, net of current portion	—	64
Deferred facilities rent	269	71

Total liabilities	24,732	28,845

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized — 5,000,000 shares Outstanding — no shares	—	—
Common stock, $.001 par value:
Authorized — 100,000,000 shares
Outstanding — 38,521,554 and 52,481,253 shares at December 31, 2002 and 2001, respectively	454,780	506,329
Deferred stock compensation	(84)	(831)
Accumulated other comprehensive income	421	1,264
Accumulated deficit	(276,596)	(185,886)

Total stockholders’ equity	178,521	320,876

Total liabilities and stockholders’ equity	$203,253	$349,721

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues	$17,107	$23,659	$68,527
Cost of revenues	17,167	62,512	52,096

Gross profit (loss)	(60)	(38,853)	16,431

Operating expenses:
Research and development	27,973	25,782	24,265
Sales and marketing	13,877	13,281	10,455
General and administrative	21,210	16,996	9,812
Amortization of deferred stock compensation	612	857	1,064
Amortization of acquired intangibles	7,820	—	—
Acquired in-process research and development	17,600	—	—
Restructuring and asset impairment charges	8,079	—	—

Total operating expenses	97,171	56,916	45,596

Loss from operations	(97,231)	(95,769)	(29,165)
Other income, net Interest income and realized gains on sales of marketable securities	7,127	17,154	20,112
Interest expense	(503)	(613)	(1,125)

Total other income, net	6,624	16,541	18,987

Net loss before provision for income taxes	(90,607)	(79,228)	(10,178)
Provision for income taxes	103	76	—

Net loss	$(90,710)	$(79,304)	$(10,178)

Basic and diluted net loss per share	$(1.76)	$(1.52)	$(0.21)

Weighted-average shares used to compute basic and diluted net loss per share	51,521	52,196	49,639

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Note		Accumulated
	Common Stock		Receivable	Deferred	Other			Total
			from	Stock	Comprehensive	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Stockholder	Compensation	Income	Deficit	Loss	Equity

	(In thousands, except share amounts)
Balance, December 31, 1999	44,912,773	$146,490	$(800)	$(3,730)	$—	$(96,404)		$45,556
Net loss	—	—	—	—	—	(10,178)	$(10,178)	(10,178)
Change in net unrealized holding gain on securities	—	—	—	—	823	—	823	823

Comprehensive loss							$(9,355)

Repayment of note from stockholder	—	—	800	—	—	—		800
Exercise of stock options for cash	1,905,062	3,953	—	—	—	—		3,953
Shares issued under ESPP Plan	240,092	1,664	—	—	—	—		1,664
Repurchase of Common Stock for cash	(15,626)	(31)	—	—	—	—		(31)
Issuance of Common Stock in public offering, net of issuance costs	4,504,111	352,324	—	—	—	—		352,324
Amortization of deferred stock compensation	—	(733)	—	1,797	—	—		1,064

Balance, December 31, 2000	51,546,412	503,667	—	(1,933)	823	(106,582)		395,975
Net loss	—	—	—	—	—	(79,304)	$(79,304)	(79,304)
Change in net unrealized holding gain on securities	—	—	—	—	547	—	547	547
Foreign currency translation adjustments	—	—	—	—	(106)	—	(106)	(106)

Comprehensive loss							$(78,863)

Exercise of stock options for cash	599,575	1,373	—	—	—	—		1,373
Shares issued under ESPP Plan	335,266	1,534	—	—	—	—		1,534
Amortization of deferred stock compensation	—	(245)	—	1,102	—	—		857

Balance, December 31, 2001	52,481,253	506,329	—	(831)	1,264	(185,886)		320,876
Net Loss	—	—	—	—	—	(90,710)	$(90,710)	(90,710)
Change in net unrealized holding gain on securities	—	—	—	—	(824)	—	(824)	(824)
Foreign currency translation adjustments	—	—	—	—	(19)	—	(19)	(19)

Comprehensive loss							$(91,553)

Exercise of stock options for cash	380,070	634	—	—	—	—		634
Shares issued under ESPP Plan	438,831	1,165	—	—	—	—		1,165
Issuance of stock awards to employees	21,400	67	—	—	—	—		67
Issuance of stock for asset acquisition	8,200,000	29,520	—	—	—	—		29,520
Repurchase and cancellation of stock	(23,000,000)	(82,800)	—	—	—	—		(82,800)
Amortization of deferred stock compensation	—	(135)	—	747	—	—		612

Balance, December 31, 2002	38,521,554	$454,780	$—	$(84)	$421	$(276,596)		$178,521

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(90,710)	$(79,304)	$(10,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in process research and development	17,600	—	—
Write-down of impaired assets	1,068	—	—
Depreciation	4,208	4,081	2,383
Amortization of acquired intangible assets	7,820	—	—
Amortization of deferred stock compensation	612	857	1,064
Provision for excess and obsolete inventory	4,203	25,700	1,214
Provision for doubtful accounts	(900)	1,315	800
Provision for material-related commitments	508	16,000	—
Loss on disposal of fixed assets	202	802	90
Issuance of employee stock awards	67	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,447	8,534	(7,407)
Inventory	(2,988)	(4,580)	(21,299)
Prepaid expenses and other	1,668	5,023	(8,147)
Trade accounts payable, accrued liabilities and other	(6,673)	(6,746)	8,454

Net cash used in operating activities	(61,868)	(28,318)	(33,026)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(4,678)	(5,830)	(4,800)
Acquisition of assets	(16,009)	—	—
Purchase of equity investment	—	(1,500)	(450)
Purchases of marketable securities	(196,461)	(357,893)	(406,960)
Maturities of marketable securities	314,208	395,668	173,670

Net cash provided by (used in) investing activities	97,060	30,445	(238,540)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	121	1,083
Payments on notes payable and capital leases	(1,272)	(6,248)	(4,017)
Repurchase of common stock through tender offer	(82,800)	—	—
Proceeds from issuance of common stock, net of issuance costs	1,799	2,907	357,941
Repayments of notes receivable from stockholder	—	—	800
Repurchase of common stock	—	—	(31)

Net cash provided by (used in) financing activities	(82,273)	(3,220)	355,776

Effect of exchange rate changes on cash and cash equivalents	42	(73)	—

Net increase (decrease) in cash and cash equivalents	(47,039)	(1,166)	84,210
Cash and cash equivalents, beginning of period	90,494	91,660	7,450

Cash and cash equivalents, end of period	$43,455	$90,494	$91,660

Supplemental cash flow information
Value of common stock issued for acquisition of assets	$29,520	—	—
Cash paid for interest	$503	$722	$1,045

The accompanying notes are an integral part of these consolidated financial statements.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

      Netro Corporation (collectively, with its subsidiaries, “Netro” or the “Company”) was incorporated in California on November 14, 1994 and reincorporated in Delaware on June 19, 2001. Netro designs, markets and sells broadband, point-to-multipoint fixed wireless equipment. Telecommunications service providers use Netro’s equipment as an alternative to using wired connectivity or point-to-point fixed wireless equipment. The Company operates in one business segment.

      The Company believes that its cash and cash equivalents balances, short-term and long-term marketable securities and funds available under the existing line of credit will be sufficient to satisfy its cash requirements for at least the next twelve months. However, the Company announced in November 2002 its plans to evaluate strategic alternatives which could include a possible sale, merger or liquidation of the Company. The accompanying consolidated financial statements have been prepared on the basis that the Company continues to pursue its ongoing operating objectives and do not reflect the impact of any of these potential courses of action.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries in Germany, France, Israel and Mexico. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

Foreign Currency Translation

      The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity. Foreign exchange gains and losses resulting from foreign currency transactions were not material in any of the periods presented. Currently, the Company does not employ a foreign currency hedge program as the foreign currency transactions and risks to date have not been significant.

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

      At December 31, 2002 and 2001, marketable securities consisted of the following (in thousands):

		Unrealized

	Cost	Gains	Losses	Fair Value

2002
Available-for-sale:
Commercial Paper	$12,377	$3	$—	$12,380
Corporate Bonds	43,332	249	(2)	43,579
Government Securities	81,718	298	(13)	82,003
Time Deposits and Other Bank Obligations	14,688	11	—	14,699

Total Available-for-sale	$152,115	$561	$(15)	$152,661

2001
Available-for-sale:
Commercial Paper	$48,057	$80	$—	$48,137
Corporate Bonds	73,236	981	(12)	74,205
Government Securities	136,998	506	(188)	137,316
Time Deposits and Other Bank Obligations	52,834	7	(4)	52,837

Total Available-for-sale	$311,125	$1,574	$(204)	$312,495

1999
Held-to-maturity
U.S. Government Securities	37,887	—	—	37,887

Total Held-to-maturity	37,887	—	—	37,887

      The contractual maturities of “available-for-sale” marketable securities at December 31, 2002 are as follows:

Fair Value

Maturities in less than 1 year	$134,767
Maturities in 1 to 2 years	17,894

$152,661

      Approximately $38,755,000 and $79,073,000 of the total marketable securities were included in cash and cash equivalents at December 31, 2002 and 2001, respectively. The remainder was classified as short-term marketable securities or long-term marketable securities. Approximately $1,032,000 and $2,386,000 of accrued interest was also included in short-term and long-term marketable securities at December 31, 2002 and 2001, respectively.

Inventory

      Inventory, which includes material and labor costs, is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. The Company provides for estimated excess or obsolete inventory based upon assumptions about future demand for products and the conditions of the markets in which the products are sold. This reserve is reflected as a reduction to inventory in the accompanying consolidated balance sheets. In 2002 and 2001, the Company provided $4.2 million and

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$25.7 million, respectively, for excess and obsolete inventory. Significant management judgment and estimates must be made and used in connection with establishing this provision. Inventory consists of the following (in thousands):

	December 31,	December 31,
	2002	2001

Raw materials	$2,180	$2,534
Work-in-process	359	219
Finished goods	3,688	4,121

	$6,227	$6,874

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

Assessment of Impairment of Long-lived Assets

      The Company periodically evaluates whether events and circumstances have occurred which indicate that the carrying value of its long-lived assets may not be recoverable. In the recent past, many telecommunications equipment companies with significant long-lived intangible assets resulting from acquisition activity have recorded significant charges associated with the write off of those long-lived assets. If the Company determines an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of December 31, 2002, long-lived assets included $20.3 million of intangible assets related to the Company’s acquisition of Project Angel and $9.6 million of fixed assets and tenant improvements.

Accumulated Other Comprehensive Income

      Comprehensive income includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive income for the Company consists of net loss plus the effect of unrealized holding gains and losses on investments classified as available-for-sale and foreign currency translation adjustments. Accumulated other comprehensive income consists of the following (in thousands):

	December 31,	December 31,
	2002	2001

Unrealized holding gain on available-for-sale securities	$546	$1,370
Cumulative translation adjustment	(125)	(106)

	$421	$1,264

Software Development Costs

      The Company capitalizes software development costs when the technological feasibility of the product is established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts qualifying for capitalization under this statement after consideration of the

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Revenue Recognition

      Revenues consist of sales made directly to end users and indirectly through original equipment manufacturers (“OEMs”) and local resellers. Revenues from product sales are recognized when all of the following conditions are met: the product has shipped, an arrangement exists with the customer and the Company has the right to invoice the customer, collection of the receivable is reasonably assured and the Company has fulfilled all of its material contractual obligations to the customer. In cases where one of the above factors has not been met, the Company defers the associated revenue until all conditions have been met. Provisions are made at the time of revenue recognition for estimated warranty costs.

Deferred Revenue

      From time to time, the Company enters into agreements to sell products to customers on open credit terms or may agree in writing to the delivery of product subject to installation or formal customer acceptance criteria. In such cases, if management believes that the Company has not fulfilled all of its material contractual obligations to the customer (such as when it has primary responsibility for installation or if there are acceptance criteria), or if the collectability of the associated receivable is not reasonably assured, revenue recognition is deferred until such time as the Company’s obligations are fulfilled and/or the amounts due have been collected. Some of the factors used in evaluating whether or not to defer revenue from a particular customer include:

•	any material contractual obligations not fulfilled,

•	acceptance criteria not yet met,

•	the customer’s liquid assets,

•	actual and projected cash flows for the customer, and

•	the political and economic environment in the country in which the customer operates, and

      Deferred revenue was $1.8 million at December 31, 2002 and $1.9 million at December 31, 2001.

Allowance for Doubtful Accounts

      The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the financial position of specific customers, historical trends and other available information.

Warranty Obligations

      The Company evaluates its obligations related to product warranties on a quarterly basis. Netro offers a standard one-year warranty on all products shipped. The Company monitors historical warranty rates and tracks costs incurred to repair units under warranty. These costs include labor, replacement parts and certain freight costs. This information is then used to calculate the accrual needed based on actual sales and remaining warranty periods. For new product introductions, estimates are made based on test and manufacturing data as well as the Company’s historical experience on similar products. If circumstances change, or if the Company experiences a significant change in its failure rates, the Company’s warranty accrual estimate could change significantly.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the changes in the warranty liability for the year ended December 31, 2002 (in thousands):

Warranty accrual at December 31, 2001	$2,174
Warranty expenses incurred	(310)
Warranty accrual for 2002 revenues	756
Change in warranty estimate	(2,000)

Warranty accrual at December 31, 2002	$620

      The Company also indemnifies its customers against any actions from third parties related to intellectual property claims arising from use of the Company’s product. In the Company’s experience, claims made under such indemnifications are rare and the associated fair value of the liability is not material.

Research and Development

      Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead.

Stock-Based Compensation

      On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the year ended December 31, 2002. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have increased to the following pro forma amounts (dollars, in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(90,710)	$(79,304)	$(10,178)
Fair value of stock-based compensation	(30,739)	(24,841)	(16,822)

Net loss, pro forma	$(121,449)	$(104,145)	$(27,000)

Basic and diluted net loss per share, as reported	$(1.76)	$(1.52)	$(0.21)
Basic and diluted net loss per share, pro forma	$(2.36)	$(2.00)	$(0.54)
Stock-based compensation included in net loss, as reported	$679	$857	$1,064

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of Deferred Stock Compensation

      Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of the Company’s common stock at dates of grant. For the periods presented, amortization is classified as follows (in thousands):

	2002	2001	2000

Research and development	$360	$452	$497
Sales and marketing	83	231	284
General and administrative	169	174	283

Amortization of deferred stock compensation	$612	$857	$1,064

Computation of Net Loss Per Share

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

	Years Ended December 31,

	2002	2001	2000

Options	10,277	8,193	4,894
Warrants	28	57	57

	10,305	8,250	4,951

      The following table presents the calculation of net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(90,710)	$(79,304)	$(10,178)

Weighted average shares of common stock used to compute basic and diluted net loss per share	51,521	52,196	49,639

Basic and diluted net loss per share	$(1.76)	$(1.52)	$(0.21)

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material effect on the Company’s results of operations or consolidated financial statements.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company’s results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the disclosure requirements of this interpretation.

      On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. These consolidated financial statements comply with the requirements of SFAS No. 148.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact the adoption of this interpretation will have on its results of operations and consolidated financial statements.

3.	Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, short-term marketable securities and long-term marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. At December 31, 2002, approximately 61 percent of the Company’s trade accounts receivable balance was represented by three customers. At December 31, 2001, approximately 81 percent of the Company’s trade accounts receivable balance was represented by four customers. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credit or prepayments on certain sales to foreign and smaller companies.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      With respect to cash equivalents, short-term marketable securities and long-term marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4.	Equipment and Leasehold Improvements

      Equipment and leasehold improvements consisted of the following (in thousands):

	December 31,

	2002	2001

Engineering and test equipment	$16,509	$14,236
Office and computer equipment	7,157	5,201
Furniture and fixtures	586	573
Leasehold improvements	709	593

	24,961	20,603
Less: Accumulated depreciation and amortization	(15,326)	(12,807)

Equipment and leasehold improvements, net	$9,635	$7,796

5.	Accrued Liabilities

      Accrued liabilities consisted of the following (in thousands):

	December 31,

	2002	2001

Accrued payroll and related benefits	$1,690	$1,995
Warranty reserve	620	2,174
Customer deposits and deferred revenue	2,204	2,306
Material-related commitments to contract manufacturers	14,000	15,723
Other	3,845	3,591

Total	$22,359	$25,789

6.	Lines of Credit and Capital Leases

      The following table summarizes obligations under capital leases (in thousands):

	December 31,

	2002	2001

Capital leases, due through 2003	$64	$1,336
Less: current portion	(64)	(1,272)

	$—	$64

      In January 1998, the Company entered into a bank line of credit under which up to $10,000,000 is available for borrowings and letters of credit and which expires in March 2003. Borrowings are limited to an aggregate amount equaling approximately 80 percent of eligible domestic trade accounts receivable, 90 percent of eligible foreign trade accounts receivable and 50 percent of eligible inventories destined for foreign markets. The line of credit is secured by the Company’s trade accounts receivable and inventory. The borrowings under the line accrue interest at the 30-day LIBOR rate plus 1.5 percent or the bank’s prime rate, at the Company’s option. Under the agreement, the Company must comply with certain financial and other

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants. At December 31, 2002, the Company was in compliance with all covenants. As of December 31, 2002, there were no borrowings outstanding under this agreement and amounts utilized for outstanding letters of credit were $6.1 million.

      A portion of the Company’s machinery and equipment is leased under agreements accounted for as capital leases. The cost of equipment under capital leases included in property and equipment at December 31, 2002 and 2001 was approximately $399,000 and $5,793,000, respectively. Associated accumulated depreciation was approximately $355,000 at December 31, 2002 and $5,292,000 at December 31, 2001.

      Future minimum lease payments under all noncancelable capital lease agreements as of December 31, 2002, are summarized as follows (in thousands):

2003	$65
Less: amount representing interest at 13.8%	(1)

Present value of lease payments	$64

7.	Commitments and Contingencies

Commitments

      The Company leases its facilities and certain equipment under noncancelable operating lease agreements expiring at various dates through 2006. Future minimum lease payments under all noncancelable operating lease agreements as of December 31, 2002, are summarized as follows (in thousands):

2003	$5,124
2004	5,220
2005	5,186
2006	3,227

$18,757

      Rent expense for all operating leases was approximately $5,723,000, $2,757,000 and $1,401,000 in 2002, 2001 and 2000, respectively.

      As of December 31, 2002, the Company had outstanding a standby letter of credit for $240,000 to secure the Company’s warranty obligations to one customer relating to a discontinued product. The letter of credit is secured by a certificate of deposit for $80,000. The letter of credit is subject to draw if the Company fails to meet its obligation for liquidated damages to the customer for downtime.

      In July 2001, the Company issued a letter of credit as a security deposit for the Company’s San Jose, California office space. The amount of the letter of credit is approximately $1.6 million and expires in September 2006. In February 2002, the Company issued a letter of credit for $4.2 million ultimately expiring July 2006 as a security deposit for the Company’s Redmond, Washington office space. These letters of credit are subject to draw if the Company fails to meet its obligations under the facilities leases.

      The capital required for volume manufacturing is being committed by the Company’s contract manufacturers. The Company provides six or twelve month forecasts to its contract manufacturers. The Company generally commits to purchase products to be delivered within the most recent 60 days covered by these forecasts with cancellation fees. As of December 31, 2002, Netro had committed to make purchases totaling $2.7 million from these manufacturers in the next 60 days. In addition, in specific instances Netro may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, from time to time in the past, the Company has committed to purchase minimum volumes of products from certain of its contract manufacturers. As of December 31, 2002, the Company had no minimum purchase commitments for which it had not yet placed purchase orders. Netro believes that its currently forecasted demand for products, combined with its reserves for inventory and material-related commitments will be sufficient to meet these commitments in the future.

Contingencies

      Coates Litigation. On or around October 5, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court against the Company, the former Netro Corporation, which was incorporated in California (“Netro California”), and the members of the Company’s board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19154 (“Coates I”). The complaint in Coates I made a number of allegations relating to the approval by the shareholders of Netro California of the merger transaction by which the Company’s state of incorporation was changed from California to Delaware and also claimed that the adoption by the Company’s board of directors of a stockholder rights plan sometime after that merger transaction was in violation of Delaware law. On November 30, 2001, defendants filed a motion to dismiss the complaint in Coates I for failure to state a claim. In a decision issued on September 11, 2002, the Delaware Court of Chancery granted defendants’ motion to dismiss. Mr. Coates did not appeal from that decision.

      Separately, on or about December 10, 2001, Mr. Coates filed a complaint in a second action that names as defendants the Company and certain members of the Company’s board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309 (“Coates II”). Mr. Coates filed an amended complaint in that action in October 2002. In the amended complaint, Mr. Coates challenges a stock option cancellation and regrant program for employees that was adopted by the Company’s board of directors in 2001. He also challenges an award of options to the Company’s outside directors in July 2001. The complaint seeks an order declaring the options at issue to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys fees and expenses. Defendants filed a motion to dismiss the amended complaint on October 18, 2002. During the period for briefing of that motion, the parties reached an agreement in principle to settle the action. Under the proposed settlement: (i) Each of the Company’s outside directors (other than Ms. Young, who is not named as a defendant) would agree to forego any award of the Company’s options in calendar year 2003; (ii) the Company’s governing documents will be amended to reflect that any future option awards to directors must be made by the Compensation Committee of the Company’s board of directors; and (iii) the Company and the Company’s directors will agree that any future grant of options made to the Company’s directors will be publicly disclosed within 30 days after such a grant. The proposed settlement is subject to approval by the Delaware Court of Chancery. In connection with such court approval, plaintiff’s counsel intends to make an application for an award of fees and expenses, which the Company and other defendants have agreed not to oppose up to $40,000.

      IPO Allocation Litigation. On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he is a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Richard Moley, Gideon Ben-Efraim and Michael T. Everett (“Individual Defendants”), as well as against Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”). The action is styled Soto-Gonzalez v. Netro Corporation, Inc., et al., No. 01 Civ. 7993 (S.D.N.Y.). On or around December 6, 2001, Zion Badichi, who alleges that he is a former shareholder of the Company’s common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, the Individual Defendants (except Mr. Moley) and the

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Underwriter Defendants. The action is styled Badichi v. Netro Corporation, Inc., et al., No. 01 Civ. 8348 (S.D.N.Y.).

      The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits filed in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including the Company and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of the Company’s August 1999 initial public offering against the Underwriter Defendants — but not against the Company or the Individual Defendants — were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

      On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the “33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

      On October 9, 2002, the claims against the Individual Defendants were dismissed without prejudice on consent of the parties. In addition, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in continuing discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants in the IPO Allocation Litigation, including the Company.

      The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial. The Company believes the claims asserted against it in the Netro Litigation are without merit, and Netro intends vigorously to defend itself against those claims.

      FCC Kuwait Litigation. This matter involves a dispute regarding the alleged improper draw down by the Company of a letter of credit opened by Future Communications Company (“FCC”) with the Bank of Kuwait and the Middle East in Kuwait, and the alleged refusal by the Company to accept return by FCC of certain equipment provided to FCC by the Company. At the January 15, 2003, hearing, the Court ruled that

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Netro Corporation had not yet been properly served. The case has been adjourned until May 2, 2003, at which time FCC will be required to prove completed service of process or risk dismissal. The amount in dispute is approximately $1,013,000 plus interest from December 31, 1999.

      Solectron Arbitration. On or around December 19, 2002, Solectron California Corporation (“Solectron”) demanded arbitration to resolve disputes arising under its May 31, 1998 “Manufacturing Agreement” with Netro. Solectron’s principal claim is that during the third quarter of 2000, it purchased materials on the basis of Netro’s forecasts which were not followed by corresponding orders. Solectron claims that as a result it now has an excess inventory of materials which it cannot sell. Netro vigorously disputes the claims on the ground that the acquisition of material had not been approved by Netro as required by the agreement. The total claim, including the cost of materials and asserted carrying charges, is approximately $14.5 million. The matter is set for mediation which is scheduled to commence in the second quarter of 2003. Unless the matter is resolved, arbitration will proceed thereafter before the American Arbitration Association.

      From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

8.	Employee Benefit Plan

      The Company maintains an employee savings plan for all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). The plan allows employees to make pre-tax contributions in specified percentages up to the maximum dollar limitations prescribed by the Code. The Company has the option to contribute to the plan, but has not made contributions to date and, accordingly, has not recorded any expense in the consolidated statement of operations related to the plan.

9.	Capital Stock

Public Offering

      On March 17, 2000, the Company completed a public offering for the sale of 6,000,000 shares of common stock at a price of $82.50 per share. Of the 6,000,000 shares offered, the Company sold 4,504,111 shares and selling shareholders sold 1,495,889 shares. The offering resulted in net proceeds to the Company of $352.3 million.

Tender Offer

      In August 2002, the Company purchased 23,000,000 shares or approximately 38 percent of its then outstanding common stock at $3.50 per share pursuant to terms and subject to the conditions set forth in the Offer to Purchase, dated July 19, 2002, and the related letter of transmittal. The Company conducted the tender offer through a procedure commonly referred to as a “Dutch auction.” This procedure allowed each stockholder to select the price within a per-share price range of $4.00 to $3.50 at which such stockholder was willing to sell shares to the Company. Stockholders alternatively could tender shares at the price determined in the tender offer. The purchase price paid by the Company for each share was determined in accordance with the Dutch auction procedures to be the lowest price at which, based on the number of shares tendered and the prices specified by the tendering stockholders, the Company could purchase 23,000,000 shares, or such lesser number of shares as were properly tendered. All shares purchased under the tender offer received the same purchase price. Due to over subscription of the tender offer, shares tendered at $3.50 per share and shares tendered by stockholders who indicated that they were willing to accept whatever price was determined in the offer were accepted for purchase on a pro-rata basis using a pro-ration factor of approximately 73.9 percent.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price paid was $80.5 million. In addition, fees and expenses related to the tender offer totaled approximately $2.3 million and were recorded as a reduction of stockholders’ equity.

Capital Stock

      The Company’s capital stock is divided into two classes: Common Stock and Preferred Stock.

      At December 31, 2002, 4,668,447 shares of Common Stock were reserved for issuance, including 4,154,576 shares for issuance under the Company’s stock option plans, 28,278 shares issuable upon the exercise of warrants to purchase Common Stock and 485,593 shares issuable under the Company’s employee stock purchase plan.

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

Stockholder Rights Plan

      In July 2001, the Company adopted a stockholder rights plan. This plan was amended and restated in July 2002. As a part of the plan, the Company declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 16, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $20.00 per unit. If a person or group acquires 15 percent or more of the Company’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20.00 exercise price, shares of the Company’s common stock having twice the value of the exercise price. If, following an acquisition of 15 percent or more of the Company’s common stock by a stockholder, the Company is involved in certain mergers or other business combinations each right will entitle the holder to purchase, in exchange for the exercise price, common stock of the other party to such transaction having twice the value of the exercise price. Holders who, as of the date of adoption of the plan, already held more than 15 percent of the Company’s common stock will not trigger any rights under the plan so long as neither they nor their affiliates or associates acquire more than 19.9 percent of the Company’s common stock. The rights expire on July 23, 2011 unless extended by the Company’s Board of Directors.

      The Carso Global Group is specifically excluded from the definition of an “Acquiring Person” in the plan in cases in which, as a result of any acquisition of shares of common stock by the Company which, by reducing the number of shares of common stock outstanding, increase the proportionate number of shares of common stock beneficially owned by the Carso Global Group to 19.9 percent or more of the shares of common stock then outstanding. If, however, the Carso Global Group shall thereafter become the beneficial owner of any additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding common stock, or pursuant to a split or subdivision of the outstanding common stock,) then the Carso Global Group shall be deemed to be an “Acquiring Person” unless, upon becoming the beneficial owner of such additional shares of common stock, the Carso Global Group does not beneficially own 19.9 percent or more of the shares of common stock then outstanding.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

2000 Non-Executive Stock Incentive Plan

      The 2000 Non-executive Stock Incentive Plan (the “2000 Plan”) was adopted by the Board of Directors in January 2000 and, unless terminated earlier by the Board of Directors, will terminate in January 2010. It did not require stockholder approval. The 2000 Plan provides for the grant of nonstatutory stock options and restricted stock to non-executive employees and consultants of the Company. The purposes of the 2000 Plan are: to attract and retain the best available personnel; to provide additional incentives to non-executive employees and consultants; and to promote the success of the Company. The Company has reserved 5,700,000 shares for issuance under the 2000 Plan, of which 1,746,436 shares remained available for future grants as of December 31, 2002. To date, no options have been granted to non-employees under this plan.

      The compensation committee currently administers the 2000 Plan. The administrator of the plan determines the terms of the awards, including: the number of shares subject to options or restricted stock grants, provided that no individual employee may receive option grants for more than 1,000,000 shares in any fiscal year; vesting schedules, which are typically  1/4 after one year and  1/48 per month thereafter; exercise prices, which must be at least 85 percent of the fair market value of Netro’s common stock; the term of the options, which may not exceed ten years; and the transferability of the options, which are generally non-transferable other than by will or the laws of descent or distribution, unless otherwise determined by the administrator. Only nonstatutory stock options are granted under the 2000 Plan. Executive officers of the Company may not receive grants under the plan.

      In the event of a change of control of the Company, outstanding options will be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction. The Company’s Board of Directors may amend, modify or terminate the 2000 Plan if the amendment, modification or termination does not impair vesting rights of the plan participants.

1999 Executive Stock Plan

      The 1999 Executive Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in April 1999 and approved by the stockholders in May 1999. A total of 1,195,000 shares of common stock has been reserved for issuance under the 1999 Plan, of which 288,022 shares remained available for future option grants as of December 31, 2002. Unless terminated earlier, the 1999 Plan will terminate in April 2009. The 1999 Plan does not impose an annual limitation on the number of shares subject to options that may be issued to any individual employee.

      The terms of options issued under the 1999 Plan are generally the same as those that may be issued under the 1996 Stock Option Plan. However, all options granted under the 1999 Plan may be exercised immediately after the grant date, subject to the Company’s right to repurchase at cost any shares that remain unvested at the time of the optionee’s termination of employment. Options granted under the 1999 Plan generally vest at the rate of  1/4 of the total number of shares subject to the options twelve months after the date of grant and  1/48 of the total number of shares subject to the options each month thereafter.

      In the event of a change of control of the Company, outstanding options will be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction. The Company’s Board of Directors may amend, modify or terminate the 1999 Plan if the amendment, modification or termination does not impair vesting rights of the plan participants.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Directors’ Stock Option Plan

      The 1997 Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by the Board of Directors in December 1997, amended in June 1999, and further amended in May 2000. A total of 300,000 shares of common stock has been reserved for issuance under the Directors’ Plan, of which options to purchase 13,750 shares remained available for future option grant as of December 31, 2002. Under the Directors’ Plan, as amended, each individual who first becomes a non-employee director after the effective date of the amendment will receive an automatic initial grant of an option to purchase 50,000 shares of common stock upon appointment or election. Initial grants to non-employee directors will vest in four equal annual installments. The Directors’ Plan also provides for annual grants of options to purchase 12,500 shares of common stock on the first day of each fiscal year to each non-employee director who has served on the Board of Directors for at least six months. The annual grants to non-employee directors will vest in full on the fourth anniversary of the date of grant. The per share exercise price of all stock options granted under the Directors’ Plan must be equal to the fair market value of a share of the Company’s common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of ten years. However, unvested options will terminate when the optionee ceases to serve as a director and vested options will terminate if they are not exercised within six months after the director’s death or disability or within 90 days after the director ceases to serve as a director for any other reason.

      In the event of a change of control of the Company, all options outstanding under the Directors’ Plan become vested and exercisable.

1995 and 1996 Stock Option Plans

      In December 1996, the Company established the 1996 Stock Option Plan (the “1996 Plan”). All shares previously available for issuance under the Company’s 1995 Stock Option Plan are reserved for issuance under the 1996 Plan. As of December 31, 2002, 12,550,000 shares of Common Stock had been authorized for issuance under the 1995 and 1996 Plan, of which 2,106,368 shares remained available for future option grants. Under the 1996 Plan, the Company may grant incentive stock options or nonstatutory stock options to employees, officers, employee directors and consultants at an exercise price of not less than 100 percent of the fair market value of the Common Stock on the date of grant, except that nonstatutory stock options may be granted at 85 percent of such fair market value. As is the case with options granted under the 1999 Plan, the terms of the options granted under the 1996 Plan are as determined by the administrator and reflected in the option agreement. Options granted generally become exercisable at a rate of  1/4 of the shares subject to the option at the end of the first year and  1/48 of the shares subject to the option at the end of each calendar month thereafter. However, at the discretion of the administrator, the optionee may have the immediate right to exercise the option subject to a restricted stock agreement that gives the Company the right to repurchase unvested shares at the original issuance price in the event of termination of employment. The maximum term of a stock option under the plans is ten years, but if the optionee at the time of grant has voting power of more than 10 percent of the Company’s outstanding capital stock, the maximum term is five years. The number of shares reserved for issuance under the 1996 Plan will be subject to an automatic annual increase on the first day of each year beginning from 2001 through 2006 equal to the least of: (1) 1,500,000 shares, (2) 3 percent of Netro’s outstanding common stock on the last day of the immediately preceding fiscal year, or (3) a lesser number of shares determined by the administrator.

      In the event of a change of control of the Company, outstanding options will be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction. The Company’s Board of Directors may amend, modify or terminate the 1996 Plan if the amendment, modification or termination does not impair vesting rights of the plan participants.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cancel and Re-Grant Program

      In March 2001, the Company effected a plan, under which employees holding options to purchase the Company’s common stock with exercise prices in excess of $34.00 per share could choose to cancel those stock option grants in exchange for a commitment that options to purchase the same number of common shares would be granted in October 2001, provided that the participant has not terminated employment prior to such time (the “Cancel and Re-grant Program”). Options granted under the Cancel and Re-grant Program have an exercise price equal to the fair value of the Company’s common stock on the date of the new grant, and vest according to the original vesting terms, typically  1/4 after one year and  1/48 per month thereafter, beginning at the date of cancellation. All other terms of options granted under the Cancel and Re-grant Program are substantially the same as the cancelled options. On October 26, 2001, the Company granted 1,209,584 options to purchase the Company’s common stock at the fair market value of $3.07 per share in accordance with the Cancel and Re-grant Program.

Stock Option Plan Summary

      The following table summarizes option activity under the 2000 Plan, the 1999 Plan, the Directors’ Plan and the 1995 and 1996 Stock Option Plans (the “Plans”):

		Options Outstanding

			Weighted
	Options		Average
	Available	Shares	Exercise Price

Balance at December 31, 1999	1,005,981	6,844,460	$7.178
Authorized	2,000,000	—	—
Granted	(3,182,668)	3,182,668	$37.025
Exercised	—	(1,905,062)	$2.073
Terminated	771,848	(771,848)	$18.347
Unvested shares repurchased	15,626	—	—

Balance at December 31, 2000	610,787	7,350,218	$20.424
Authorized	3,750,000	—	—
Granted	(4,590,782)	4,590,782	$5.210
Exercised	—	(599,575)	$2.293
Terminated	3,148,663	(3,148,663)	$31.577

Balance at December 31, 2001	2,918,668	8,192,762	$8.945
Authorized	3,700,000	—	—
Granted	(4,829,956)	4,829,956	$3.174
Exercised	—	(380,070)	$1.668
Terminated	2,365,864	(2,365,864)	$7.140

Balance at December 31, 2002	4,154,576	10,276,784	$6.924

      Shares of common stock issued pursuant to options granted under the 1995 and 1996 stock option plans that had not vested at the date of employee termination were repurchased by the Company at cost, as reflected in the table above as “unvested shares repurchased.” The repurchased shares were cancelled and returned to the pool of options available for grant.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Remaining	Weighted Average	Number Vested	Weighted Average
Exercise Prices	Number	Contractual Life	Exercise Price	and Exercisable	Exercise Price

$0.20	14,200	3.6 years	$0.20	14,200	$0.20
$1.00-$1.50	34,105	4.0 years	$1.47	34,105	$1.47
$1.85-$2.77	820,523	5.7 years	$2.00	749,643	$2.00
$2.80-$3.84	6,292,922	8.6 years	$3.20	1,470,894	$3.29
$4.50-$6.50	301,866	8.2 years	$5.01	109,651	$4.71
$6.97-$8.00	1,502,855	7.1 years	$7.67	891,045	$7.63
$14.50-$19.56	520,969	7.4 years	$17.54	285,712	$17.54
$21.81-$28.00	218,450	7.4 years	$24.91	146,289	$24.86
$34.31-$49.88	570,894	6.9 years	$38.01	398,927	$37.68

	10,276,784			4,100,466

SFAS No. 123

      The Company accounts for the Plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes, the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000

Risk-free interest rate	2.96% - 4.64%	4.57% - 4.89%	5.72% - 6.68%
Average Expected Life of Option	4 years	4 years	4 years
Dividend Yield	0%	0%	0%
Volatility of Common Stock	67.1%	75.5%	157.5%
Weighted average fair value of options granted during the year	$1.95	$8.72	$69.45

1999 Employee Stock Purchase Plan

      In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was intended to qualify under Section 423 of the Internal Revenue Code. A total of 1,500,000 shares of common stock have been reserved for issuance under the Purchase Plan, of which 485,593 shares remained available for issuance at December 31, 2002. The number of shares reserved for issuance under the Purchase Plan is subject to an automatic annual increase on the first day of each of 2002 through 2005 equal to the least of: (1) 250,000 shares, (2) 1 percent of the outstanding common stock on the last day of the immediately preceding fiscal year, or (3) a lesser number of shares determined by the administrator. The price of shares purchased under the plan will be equal to 85 percent of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower.

      In the event of certain corporate transactions, if the surviving corporation does not agree to assume the plan, the offering period will be shortened and employees will be entitled to purchase the number of shares then allowable under the Purchase Plan.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of purchase rights granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	1.69% - 2.33%	3.47% - 5.01%	5.89% - 6.31%
Average expected life of option	0.5 years	0.5 years	0.5 years
Dividend yield	0%	0%	0%
Volatility of Common Stock	67.1%	75.5%	157.5%
Weighted average fair value of purchase rights granted during the year under the Purchase Plan	$1.00	$5.19	$21.55

Deferred Stock Compensation

      In connection with the grant of stock options to purchase 2,338,550 shares of common stock with a weighted average exercise price of $2.84 per share to employees during 1998 and 1999, the Company recorded deferred compensation of $4,834,000, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount was presented as a reduction of stockholders’ equity and is being amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was $612,000, $857,000 and $1,064,000 in 2002, 2001 and 2000, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Warrants

      In connection with the Company’s capital lease financing arrangements, the Company issued warrants to its lessors as follows:

	Year	Share	Exercise
Class of Stock	Granted	Amount	Price

Series C Preferred Stock	1997	28,750	$7.00
Series D Preferred Stock	1998	8,997	$7.78
Series D Preferred Stock	1999	19,281	$7.78

      Warrants to purchase 23,750 shares at $7.00 per share expired in June 2002. Warrants to purchase 5,000 shares at $7.00 per share expired in September 2002. Warrants to purchase 8,997 shares at $7.78 per share will expire in February 2003. Warrants to purchase 19,281 shares at $7.78 per share will expire in March 2006. The fair value of the warrants was estimated at the date of grant using the Black-Scholes model and the value was determined to be immaterial.

      All of the outstanding warrants to purchase Preferred Stock were converted upon completion of the Company’s initial public offering into warrants to purchase shares of Common Stock on a one for one basis. As of December 31, 2002, none of these warrants had been exercised.

10.	Income Taxes

      The Company uses an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Netro has incurred a net loss for each period since inception. Recorded income taxes for 2002 and 2001 represent taxes paid by the Company’s foreign subsidiaries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35 percent to loss before income taxes as follows:

	Years Ended
	December 31,

	2002	2001	2000

Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)	(6)	(6)
Foreign taxes	(0)	(0)	(0)
Change in valuation allowance	41	41	41

	—%	—%	—%

      The major components of the net deferred tax asset were as follows (in thousands):

	December 31,

	2002	2001

Net operating losses:
Federal	$86,955	$60,542
State	6,186	3,779
Tax credit carryforwards	9,358	9,186
Cumulative temporary differences:
Reserves	9,723	13,590
Research and development costs	5,745	3,915
Start-up costs	508	508
Acquired intangibles	9,276	—
Other	8,718	4,943

Total deferred tax asset	136,469	96,463
Valuation allowance	(136,469)	(96,463)

Net deferred tax asset	$—	$—

      The Company has established a valuation allowance for the total deferred tax asset because, given the Company’s limited operating history and accumulated deficit, it is uncertain that the deferred tax asset will be realized.

      As of December 31, 2002, the Company had Federal and state net operating loss carry forwards of approximately $248,444,000 and $103,102,000, respectively. The Company’s net operating loss carry forwards expire at various dates through 2023. Under current tax law, the net operating loss and tax credit carry forwards available for use in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

11.	Segment Reporting

      The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems.

      The Company sells its products indirectly through OEMs and local resellers in addition to through a direct sales force. Netro generally offers installation and maintenance services through its system integration

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partners and third-party installation and support organizations. Revenue by geography based on sales to original customers was as follows:

				Percentage of Total
	Revenues			Revenues

	2002	2001	2000	2002	2001	2000

Latin America	$1,815	$9,872	$6,661	11%	42%	10%
Europe	12,998	6,028	1,447	76	25	2
Middle East	471	482	40	3	2	—
Asia	910	468	192	5	2	—

International	16,194	16,850	8,340	95	71	12
United States	913	6,809	60,187	5	29	88

	$17,107	$23,659	$68,527	100%	100%	100%

      Substantially all of the Company’s domestic revenues are related to products sold to OEMs. In the past, these OEMs have typically resold these products to end users in international locations. However, for the year ended December 31, 2002, a significant portion of Netro’s domestic revenues were related to products sold to end users in the United States.

12.	Restructuring and Asset Impairment

First Quarter 2002 Restructuring and Asset Impairment

      In the first quarter of 2002, the Company incurred $1.8 million in restructuring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering entity, and reduced its workforce in its San Jose, California headquarters location. The charges included the termination of approximately 54 employees (50 research and development employees, 3 sales and marketing employees and 1 general and administrative employee), the termination of the Bungee office lease and the write down of assets associated with the Bungee operations. The following table summarizes the activity related to the first quarter restructuring charges for the year ended December 31, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at December 31,
	Charges	Written-off	2002

Impairment of assets	$797	$(797)	—
Severance	763	(763)	—
Lease and other expense	265	(265)	—

Total	$1,825	$(1,825)	—

Third Quarter 2002 Restructuring and Asset Impairment

      In the third quarter of 2002, the Company incurred $2.0 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 68 employees (43 research and development employees, 13 sales and marketing employees and 12 general and administrative employees)

NETRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and wrote down certain fixed assets. The following table summarizes the activity related to the third quarter restructuring charges for the year ended December 31, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at December 31,
	Charges	Written-off	2002

Impairment of assets	$117	$(117)	—
Severance	1,883	(1,883)	—

Total	$2,000	$(2,000)	—

Fourth Quarter 2002 Restructuring

      In the fourth quarter of 2002, the Company incurred $4.3 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 110 employees (80 research and development employees, 21 sales and marketing employees and 9 general and administrative employees), closed two sales offices and wrote down certain fixed assets. The following table summarizes the activity related to the fourth quarter restructuring charges for the year ended December 31, 2002 (in thousands):

			Remaining Liability
	Restructuring	Amounts Paid/	at December 31,
	Charges	Written-off	2002

Impairment of assets	$154	$(154)	—
Severance	4,100	(3,429)	$671

Total	$4,254	$(3,583)	$671

      The remaining liability relates to severance charges and is expected to be paid in the first quarter of 2003.

13.	Acquisition of Assets

      On February 12, 2002, the Company acquired AT&T Wireless’ fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Project Angel”. The acquisition was accounted for as a purchase of assets. The purchase price was allocated based on the estimated fair value of the assets acquired. The purchase consideration was approximately $48.8 million, consisting of 8.2 million shares of the Company’s common stock, valued at approximately $29.5 million, approximately $16.0 million in cash and transaction costs of approximately $3.3 million.

      A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. This analysis was conducted by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the purchased technologies. The intangible assets are being amortized over an estimated useful life of three years based on the product life cycle of the acquired technology.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

      On May 24, 2002, Netro Corporation (the “Company”), with the approval of the audit committee dismissed its independent auditors, Arthur Andersen LLP (“Arthur Andersen”), who had provided auditing services in addition to providing advice on Federal, State and Local tax matters to the Company for eight years. After an evaluation of services provided by a number of independent accounting firms as well as their knowledge of the industry, the Company’s Audit Committee and full Board of Directors has decided to engage PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as their independent accountants effective as of May 24, 2002.

      Arthur Andersen’s reports on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years, the Company had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report on the financial statements of the Company for such years. During the Company’s two most recent fiscal years, the Company had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

      The Company requested that Arthur Andersen furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 28, 2002 was filed as Exhibit 16 to the Company’s current report on Form 8-K, filed with the SEC on May 31, 2002.

      During the two most recent fiscal years prior to the change of accountants, the Company did not consult with PricewaterhouseCoopers on items which (1) concerned the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Item 304(a)(2) Regulation S-K).

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information concerning the directors and executive officers of the Company as of March 1, 2003:

Name	Age	Position

Gideon Ben-Efraim	60	Chief Executive Officer, President and Chairman of the Board of Directors
Thomas R. Baruch	64	Director
Irwin Federman	66	Director
Richard M. Moley	64	Director
Sanford Robertson	71	Director
Shirley Young	67	Director
Shlomo Yariv	55	Chief Operating Officer
Sanjay Khare	35	Vice President and Chief Financial Officer
John Saw, Ph.D.	41	Senior Vice President, Fixed Wireless Access
Peter Carson	55	Senior Vice President, Worldwide Sales

      Gideon Ben-Efraim has served as our President, Chief Executive Officer and a director since founding Netro in November 1994. From November 1994 to March 1998, Mr. Ben-Efraim was also Chairman of the Board of Directors and he was re-appointed as Chairman in April 2000. Prior to joining Netro, Mr. Ben-Efraim was a founder of and Executive Vice President, Engineering and Business Development at P-Com

Inc., a digital microwave radio company, from June 1991 to November 1994. Mr. Ben-Efraim received a B.S. in Industrial Engineering and Management from Tel Aviv University.

      Thomas R. Baruch has been a director since November 1994. He has also been a General Partner in CMEA Ventures (“CMEA”), a venture capital firm, since 1988. Mr. Baruch was also a Special Partner in New Enterprise Associates, a venture capital firm from 1990 until 1996. Prior to joining CMEA, Mr. Baruch was the President and Chief Executive Officer of Microwave Technology, Inc., a wireless technology firm, from 1983 to 1988. Mr. Baruch serves on the boards of directors of Physiometrix Inc., a developer and manufacturer of non-invasive advanced medical products, Symyx Technologies, Inc., a developer of industrial materials, ACLARA BioSciences, Inc., a developer and manufacturer of analytical tools for biotechnology, and AeroGen, a developer and manufacturer of inhalation drug delivery products, in addition those of several privately held companies.

      Irwin Federman has been a director since June 1995. Mr. Federman has been a General Partner of U.S. Venture Partners, a venture capital firm, since 1990. Mr. Federman serves on the boards of directors of Centillium Communications, Inc., a developer and supplier of communications integrated circuits, CheckPoint Software Technologies, Inc., a network security software company, Nuance Communications, Inc., a speech recognition software company, SanDisk Corporation, a solid-state memory system company, and several privately-held companies.

      Richard M. Moley has been a director since November 1997, Chairman of the Board of Directors from March 1998 to April 2000 and Chairman Emeritus since April 2000. Since August 1997, Mr. Moley has been a private investor. From July 1996 to August 1997, he served as Senior Vice President, Networking and as a director of Cisco Systems, Inc., a networking and network solutions company. Mr. Moley became a director at Cisco following Cisco’s purchase of StrataCom, Inc., a company at which Mr. Moley had been the Chairman of the Board, Chief Executive Officer and President from June 1986 to July 1996. Mr. Moley serves on the boards of directors of Linear Technology Corporation, a designer and manufacturer of linear integrated circuits, Echelon Corporation, a developer of control network hardware and software products, Spirent PLC, a British international networking technology company, and several privately held companies. Mr. Moley holds a B.Sc. from Manchester University in the United Kingdom, an MSEE from Stanford University and an MBA from Santa Clara University.

      Sanford Robertson has been a director since April 2000. Mr. Robertson is a founding partner of Francisco Partners, a leveraged buyout firm, where he has served since January 2000. From September 1998 to January 2000, Mr. Robertson served as President of S.R. Robertson & Co., LLC, an investment services company. Mr. Robertson also founded Robertson, Stephens & Co., an investment bank, and served as its Chairman from 1978 to September 1998. Mr. Robertson serves on the board of directors of Pain Therapeutics, a medical research and pharmaceutical company. Mr. Robertson received a BBA and an MBA from the University of Michigan.

      Shirley Young has been a director of the Company since October 2001. Ms. Young is the President of Shirley Young Associates, LLC, a business advisory company that she founded in January 2000, and has been a Senior Advisor to General Motors-Asia Pacific since 2000. From 1988 until December 31, 1999, she served as Corporate Vice President of General Motors Corporations, where her most recent assignments were as Vice President for China Strategic Development and as Asia Pacific Counselor. Ms. Young holds a BA from Wellesly College and is a member of Phi Beta Kappa.

      Shlomo Yariv has served as the Company’s Chief Operating Officer since May 2001, prior to which time, he served as President of the Company’s subsidiary, Bungee Communications, Ltd. (“Bungee”) from July of 2000. Mr. Yariv served as a director of Bungee from August 2000 to January 2002. Prior to joining Bungee, he was President and CEO of Innowave Wireless Systems, Ltd., a wireless local loop company, from October 1996 to July 2000. From October 1995 to October 1996, he was Assistant to the Development Division General Manager at Motorola Communications Israel, a land mobile radios development company, and from October 1994 to October 1995 he was a Division General Manager for Tadiran Communications, Ltd., a military communications equipment company. Mr. Yariv received a B.Sc. in Electrical Engineering from Technion-Haifa (Israel) and an M.Sc. in Electrical Engineering from Columbia University.

      Sanjay Khare has served as the Company’s Chief Financial Officer since November 2000. Prior to serving as the Company’s Chief Financial Officer, Mr. Khare served as the Company’s Vice President, Business Development since May 2000. Before joining Netro, Mr. Khare was a corporate attorney from October 1995 to May 2000 with Venture Law Group, a law firm. Prior to practicing law, Mr. Khare was a management consultant with Monitor Company, a strategy consulting firm in Cambridge, Massachusetts. Mr. Khare received an M.B.A. and a J.D. from Stanford University, and a B.A. in Economics and Statistics from the University of Chicago.

      John Saw, Ph.D. has served as the Company’s Senior Vice President, Fixed Wireless Access since February 2002. Prior to joining Netro, Dr. Saw served as a Vice President, Engineering and Chief Engineer, Fixed Wireless Services at AT&T Wireless, a digital wireless network operator and wireless communications services company, from May 2001 until February 2002. He also served as Vice President, Platform Realization, Fixed Wireless Services at AT&T Wireless from November 1999 until May 2001, and as Director, Hardware Development, Wireless Local Technologies Group at AT&T, a voice, video and data communications company, from April 1997 until November 1999. Dr. Saw holds B.Eng., M.Eng. and Ph.D. degrees in electrical engineering from McMast University in Canada.

      Peter Carson has served as the Company’s Senior Vice President, Worldwide Sales since May 2001, prior to which time he served as the Company’s Vice President, Worldwide Sales since November 2000 and the Company’s Vice President, Americas Sales since January 2000. From April 1993 to November 1999, Mr. Carson was Vice President — General Manager of the worldwide Transportation Electronics Division at Raychem Corporation, a diversified manufacturing company. Prior to that, he was in charge of Raychem’s Interconnect Division from April 1989 to March 1993. Mr. Carson received a B.S. from Vanderbilt University in Materials Engineering and an M.B.A. from Harvard University.

      Section 16(a) Beneficial Ownership Reporting Compliances. Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2002, all Reporting Persons complied with all applicable filing requirements.

Item 11.	Executive Compensation

      The following table provides certain summary information concerning the compensation received for all services rendered to the Company during the fiscal years ended December 31, 2002, 2001 and 2000, by each of our named executive officers as of December 31, 2002.

Summary Compensation Table

					Long-Term
					Compensation
					Awards
		Annual Compensation
					Securities
				Other Annual	Underlying
Name and Principal Position		Salary	Bonus	Compensation	Options

Gideon Ben-Efraim	2002	$288,750	—	—	500,000
Chief Executive Officer, President	2001	272,917	—	—	425,000
and Chairman	2000	250,000	$93,750	—	—
Shlomo Yariv(1)	2002	231,000	40,000	$38,200	250,000
Chief Operating Officer	2001	220,493	61,653	27,000	370,000
	2000	73,790	36,710	—	80,000
Sanjay Khare	2002	189,000	25,000	—	150,000
Vice President and Chief	2001	179,583	40,000	—	170,000
Financial Officer	2000	100,756	35,000	—	150,000
John Saw, Ph.D.	2002	159,577	45,000	—	250,000
Senior Vice President, Fixed	2001	—	—	—	—
Wireless Access	2000	—	—	—	—
Peter Carson	2002	183,750	15,000	—	80,000
Senior Vice President, Worldwide	2001	193,899	55,000	18,899	160,000
Sales	2000	199,518	—	58,861	140,000

(1)	Mr. Yariv’s salary for 2001 was paid partially by the Company and partially by the Company’s subsidiary Bungee Communications Ltd. (“Bungee”). For 2000, Mr. Yariv’s salary was paid entirely by Bungee. The exchange rate used to determine the Bungee portions of Mr. Yariv’s compensation listed in the table above was 4.14809 shekels per 1 U.S. dollar.

OPTION GRANTS IN FISCAL YEAR 2002

      The following table provides summary information regarding stock options granted to the named executive officers from our 1996 stock option plan, 1999 executive stock option plan and our 2000 Non-executive Option Plan during the fiscal year ended December 31, 2001. The 5 percent and 10 percent assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not reflect management’s projections of future performance of Netro’s stock price.

					Potential Realizable Value
		Percent of Total			at Assumed Annual Rates of
	Number of	Options			Stock Price Appreciation for
	Securities	Granted to			Option Term
	Underlying	Employees in	Exercise Price	Expiration
	Options Granted	Fiscal Year(1)	Per Share	Date	5%	10%

Gideon Ben-Efraim	500,000	10.35%	$3.17	1/23/2012	$996,798	$2,526,082
Shlomo Yariv	250,000	5.18%	$3.17	1/23/2012	$498,399	$1,263,041
Sanjay Khare	150,000	3.11%	$3.17	1/23/2012	$299,039	$757,825
John Saw	250,000	5.18%	$3.00	2/12/2012	$471,671	$1,195,307
Peter Carson	80,000	1.66%	$3.17	1/23/2012	$159,488	$404,173

(1)	Based on a total of 4,829,956 options granted to employees in fiscal year 2002.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002 AND

FISCAL YEAR-END OPTION VALUES

      The following table provides summary information concerning the exercise of options by the Named Executive Officers in 2002 and the shares of common stock represented by outstanding stock options held by each of them as of December 31, 2002. The value realized is based on the market value on the date of exercise, net of the exercise price. The value of unexercised in-the-money options is calculated based on the difference between the exercise price of the option and the fair market value of the common stock at December 31, 2002. At December 31, 2002, the fair market value of the Company’s common stock was $2.72 per share.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Number of Shares		Options at Fiscal Year End		at Fiscal Year End
	Acquired on
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Gideon Ben-Efraim	$—	$—	742,084	775,001	$88,801	$—
Shlomo Yariv	$—	$—	219,999	480,001	$—	$—
Sanjay Khare	$—	$—	176,990	295,001	$1,440	$—
John Saw	$—	$—	—	250,000	$—	$—
Peter Carson	$—	$—	138,540	241,460	$—	$—

COMPENSATION OF DIRECTORS

      Directors currently receive no cash fees for services provided in their capacity as such but are reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board. The Company’s 1997 Directors’ Stock Option Plan (the “Directors’ Plan”) provides that each non-employee director of the Company will receive an initial grant of an option to purchase 50,000 shares, which vests in four equal increments on the first four anniversaries of the date the director joins the Board of Directors. In addition, it provides that each director of the Company will receive an annual grant of an option to purchase 12,500 shares on the first day of each fiscal year, which vests in full on the fourth anniversary of the date of grant, provided such non-employee director has served on the Board for at least six months on the date of grant.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT

AND CHANGE OF CONTROL ARRANGEMENTS

      In March 1995, the Company entered into an employment agreement with Gideon Ben-Efraim, the Company’s Chief Executive Officer, President and Chairman. The agreement was amended in June 1995. Under the agreement, as amended, Mr. Ben-Efraim’s base salary is established annually pursuant to review by the Board. Pursuant to the agreement, Mr. Ben-Efraim is entitled to participate in any annual executive bonus plan of the Company in addition to the Company’s employee benefit plans of general application. In the event that (i) Mr. Ben-Efraim’s employment is terminated other than for cause, as defined in the employment agreement, (ii) he voluntarily terminates his employment with the Company within 180 days of the commencement of employment of a Chief Executive Officer not previously approved by him or the Board of Directors, (iii) he voluntarily terminates his employment relationship with the Company within 30 days of a non-consensual change in the place of his employment to outside of the Silicon Valley in Northern California, or (iv) he voluntarily terminates his employment relationship with the Company within 60 days of a failure by the Company to comply with any material provision of this Agreement which has not been cured within 30 days of written notice from Mr. Ben-Efraim, then he shall be entitled to receive severance payments equal to 12 months of his then-current base salary and continued benefits for 12 months under the Company’s benefit plans of general application. If his termination is other than for cause, the agreement also entitles Mr. Ben-Efraim to a lapse of 25 percent of the Company’s repurchase option on his then currently unvested shares, including those held by his family trust. If the Company enters into certain change-of-control transactions, as defined in the employment agreement, Mr. Ben-Efraim’s options and shares subject to repurchase, including those held by his family trust, will become fully vested and will no longer be subject to repurchase by the Company. The agreement also provides that, in the event the Company grants registration rights to any officers or investors, the Company will grant no less favorable rights to Mr. Ben-Efraim.

      The company has entered into retention agreements with each of Sanjay Khare, Shlomo Yariv and Peter Carson, pursuant to which, if the executive’s employment terminates for any reason within twelve months after a change of control or if the executive is terminated by the company at any time within twelve months after a change of control or after the filing of a plan of liquidation which has been approved by the company’s stockholders, the executive will be entitled to eight months severance pay in the case of Mr. Khare and Mr. Carson and ten months severance pay in the case of Mr. Yariv. Each of the three executives will also in the event of such a termination receive one year’s accelerated vesting of stock options held by him on the date of his termination and all vested options will remain exercisable until one year from the date of the executive’s termination.

      Other than the employment agreements of Mr. Ben-Efraim, Mr. Khare, Mr. Carson, and Mr. Yariv and options granted to directors as described under “Compensation of Directors,” none of the Participants is or was within the last fiscal year a party to any contract, arrangement or understanding with respect to any future employment by the Company or its affiliates or any future transactions to which the Company or any of its affiliates will or may be a party.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of the Board of Directors currently consists of Thomas R. Baruch and Irwin Federman. Neither member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. Furthermore, no executive officer of the Company served as a member of the board of directors or the compensation committee of another entity, one of whose executive officers served on either the Company’s Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act or the Exchange Act that might incorporate future filings, including this report on Form 10-K, in whole or in part, the following report and the Stock Performance Graph included elsewhere in this Form 10-K shall not be deemed to be incorporated by reference into any such filings.

      The following is a report of the Compensation Committee of the Board of Directors (the “Committee”) describing the compensation policies applicable to the Company’s executive officers and other employees during the fiscal year ended December 31, 2002. The Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

General Compensation Policy

      Under the supervision of the Board, the Company’s compensation policy is designed to attract and retain qualified key executives critical to the Company’s growth and long-term success. It is the objective of the Board to have a portion of each executive’s compensation contingent upon the Company’s performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary, which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the Board establishes form time to time for the Company and (iii) stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and the Company’s stockholders.

      The summary below describes in more detail the factors that the Board considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

      The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation level at companies that compete with the Company for business and executive talent, and the incentives necessary to attract and retain qualified management. Base salary is adjusted each year to take into account the individual’s performance and to maintain a competitive salary structure. Company performance does not play a significant role in the determination of base salary.

Cash-Based Incentive Compensation

      Cash bonuses are discretionarily awarded to executive officers on the basis of their success in achieving designated individual goals and on the Company’s success in achieving specific company-wide goals, such as customer satisfaction, revenue growth and earnings growth.

Stock-Based Incentive Compensation

      The Company has utilized its stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards granted under stock option plans by the Board take the form of stock options designed to give the recipient a significant equity stake in the Company and thereby closely align his or her interests with those of the Company’s stockholders. Factors considered in making such awards include the individual’s position in the Company, his or her performance and responsibilities, and internal comparability considerations.

      Each option grant allows the executive officers to acquire shares of common stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company’s service, and then only if the market price of the common stock appreciates over the option term.

Compensation of the Chief Executive Officer

      Gideon Ben-Efraim has served as the Company’s Chief Executive Officer, President and Chairman since the Company’s inception in 1994. His base salary for fiscal 2002 was $288,750 and he received no cash bonus. The Compensation Committee determined Mr. Ben-Efraim’s salary and bonus targets for fiscal 2002 in January 2002. At the end of the year, it was determined that Mr. Ben-Efraim should not be awarded a cash bonus based on the Company’s overall financial performance in 2002.

      The factors discussed above in “Base Salaries,” “Cash-Based Incentive Compensation,” and “Stock-Based Compensation” were also applied in establishing the amount of Mr. Ben-Efraim’s salary and stock option grants. Significant factors in establishing Mr. Ben-Efraim’s cash and stock-based compensation were the amount of his current stock ownership, including the portion that was unvested, changes in the compensation for similarly situated chief executive officers, whether revenue targets were achieved, whether customer contracts were obtained and the growth of the Company.

Deductibility of Executive Compensation

      The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the Committee believes that options granted under the Company’s 1996 Stock Option Plan and its 1999 Executive Stock Plan to such officers will meet the requirements for qualifying as performance-based, the Committee believes that

Section 162(m) will not affect the tax deductions available to the Company with respect to the compensation of its executive officers. It is the Committee’s policy to establish executive compensation at levels which should qualify for deductibility under applicable tax law.

COMPENSATION COMMITTEE:

Thomas Baruch
Irwin Federman

STOCK PERFORMANCE GRAPH

      The following graph compares the cumulative total stockholder return data for the Company’s common stock since August 19, 1999 (the date on which the Company’s stock was first traded on Nasdaq) through December 31, 2002, to the cumulative return over such period of (i) The Nasdaq Stock Market Composite Index, and (ii) the Nasdaq Telecommunications Index. The graph assumes that $100 was invested in the common stock of the Company and in each of the comparative indices on August 19, 1999. The graph further assumes (i) that such amount was initially invested in the common stock of the Company at the price at which such stock was first offered to the public by the Company on the date of its initial public offering and (ii) the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	8/19/99	12/31/99	12/31/00	12/31/01	12/31/02

Netro Corporation	$100.00	$637.50	$86.73	$45.88	$34.01
Nasdaq Stock Market (U.S.)	$100.00	$154.99	$93.22	$73.97	$51.12
Nasdaq Telecommunications Index	$100.00	$145.81	$62.10	$41.58	$19.19

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 13, 2003, by:

•	each person who is known by us to own beneficially more than 5 percent of our Common Stock;

•	each of our directors;

•	the Company’s Chief Executive Officer and next four most highly compensated executive officers (the “named executive officers”); and

•	all directors and executive officers as a group.

      Percentage of beneficial ownership is based on shares of Common Stock outstanding as of March 13, 2003, together with options that are exercisable within 60 days of March 13, 2003 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC.

	Shares Beneficially
	Owned

Name and Address of Beneficial Owner	Number	Percent

Global Telecom LLC(1)	9,440,000	24.40%
Gideon Ben-Efraim(2)	3,781,750	9.78
Dimensional Fund Advisors(3)	2,082,641	5.38
Shlomo Yariv(4)	344,823	*
Richard M. Moley(5)	278,234	*
Sanjay Khare(6)	265,259	*
Thomas R. Baruch(7)	242,451	*
Peter Carson(8)	192,360	*
Sanford Robertson(9)	174,165	*
Irwin Federman(10)	154,542	*
John Saw(11)	79,678	*
Shirley Young(12)	22,500	*
All directors and executive officers as a group (10 persons)(13)	5,535,762	14.31

*	Indicates less than 1 percent.

(1)	The information in this footnote is based on an amended Schedule 13G filed on February 8, 2002, by Global Telecom LLC. (“Telecom”). 9,440,000 shares are held by Telecom. Carso Global Telecom, S.A. de C.V. (“CGT”), as the sole member of Telecom, is deemed to beneficially own indirectly the 9,440,000 shares. Members of the family of Carlos Slim Helu directly and indirectly own a majority of the issued and outstanding voting securities of CGT and are also deemed to beneficially own individually the 9,440,000 shares. Telecom, CGT and the Slim family share voting and investment power with respect to the shares held by these entities. The address for Telecom is 1000 Louisiana Street, Suite 565, Houston, Texas 77002.

(2)	Includes 977,500 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(3)	The information in this footnote is based on a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2003, by Dimensional Fund Advisors Inc. (“Dimensional”). Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In its role as investment advisor or manager, Dimensional possesses voting and investment power over the shares owned by the Funds, and may be deemed to be the beneficial owner. However, the shares are owned by the Funds. Dimensional disclaims beneficial ownership of these shares. The address for Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4)	Includes 340,823 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(5)	Includes 176,665 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(6)	Includes 258,456 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(7)	Includes 71,666 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(8)	Includes 190,830 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(9)	Includes 74,165 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(10)	Includes 71,666 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(11)	Includes 78,124 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(12)	Includes 12,500 shares issuable upon exercise of options exercisable within 60 days of March 13, 2003.

(13)	Includes the information in the notes above, as applicable.

      Except as otherwise noted, the address of each person listed in the table is c/o Netro Corporation, 3860 N. First Street, San Jose, CA 95134, and the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

DISCLOSURE WITH RESPECT TO THE COMPANY’S EQUITY COMPENSATION PLANS

      The following table summarizes common stock subject to future issuance under the Company’s equity compensation plans:

	Number of Securities to Be		Number of Securities
	Issued upon Exercise of		Remaining Available for
	Outstanding Options,	Weighted-Average	Future Issuance Under Equity
	Warrants and Rights	Exercise Price	Compensation Plans

Equity Compensation Plans approved by stockholders	6,324,844	7.49	2,893,733	(1)(2)
Equity Compensation Plans not approved by stockholders	3,951,940	6.01	1,746,436

Total	10,276,784	6.92	4,640,169

(1)	The 1996 Stock Plan provides that on the first day of each fiscal year, the number of shares available for issuance under the plan will be increased by the least of: (i) 750,000 Shares; (ii) 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of Shares as is determined by the Board

(2)	Includes 485,593 shares of common stock reserved for issuance pursuant to the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that on the first day of each fiscal year, the number of shares available for issuance under the plan will be increased by the least of: (i) 250,000 shares, (ii) 1% of the outstanding common stock on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as is determined by the Board of Directors.

      See “Notes to Consolidated Financial Statements — Capital Stock — Stock Option Plans” for descriptions of our equity compensation plans, including our non-shareholder approved plans.

Item 13.	Certain Relationships and Related Transactions

INDEMNIFICATION AGREEMENTS

      The Company’s Certificate of Incorporation and Bylaws require the Company to indemnify its officers and directors in certain circumstances and permit indemnification of employees and agents as determined appropriate by the Board of Directors and authorized by Delaware General Corporation Law (the “DGCL”). Under these documents, the liability of directors for breach of fiduciary duty is limited to the maximum extent permitted by the DGCL. The Company must also indemnify its directors and officers to the fullest extent permitted by the DGCL with respect to certain third party actions and actions by or in the right of the Company. In addition, the Company has entered into indemnification agreements with its officers, directors and key employees. The indemnification agreements may require the Company:

•	to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and

•	to obtain directors’ and officers’ insurance if available on reasonable terms.

      The Company currently has a policy for directors’ and officers’ insurance. The Company believes that the indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Item 14.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (“Evaluation Date”) within 90 days before the filing of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      Change in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports On Form 8-K

      (a) Financial Statements

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

      (b) Reports on Form 8-K

None

      (c) Exhibits

2	.1(8)	Asset Purchase Agreement among Netro Corporation, AAS, Inc. and AT&T Wireless Services, Inc. dated January 14, 2002 (exhibits have been excluded; such exhibits will be furnished supplementally upon request by the Securities and Exchange Commission).
3	.1(6)	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(7)	Amended and Restated Bylaws of the Registrant.
4	.1(3)	Form of the Registrant’s common stock certificate.
4	.2(9)	Registration Rights Agreement by and among the Registrant and the selling stockholder dated February 12, 2002
4.3		Second Amended and Restated Rights Agreement dated July 31, 2002, as previously filed as an exhibit to Form 8-A on August 1, 2002, and incorporated herein by reference thereto.
10	.1(7)	Form of Indemnification Agreement.
10	.2(2)	1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10	.3(2)	1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10	.4(2)	1997 Directors’ Stock Option Plan, as amended, and form of stock option agreement.
10	.5(1)	1999 Executive Stock Plan and form of subscription agreement.
10	.6(1)	1999 Employee Stock Purchase Plan and form of subscription agreement.
10	.7(4)	2000 Non-Executive Stock Incentive Plan and form of stock option agreement.
10	.8(10)	Lease between North San Jose Interests and Netro Corporation dated April 20, 2001.
10	.9(11)	Net Lease Agreement dated October 31, 1995 among L&A Kessler Family Partners, L.P., Marilyn Dreyfuss, Phillip Francis and J. Richard Lombardi, as successor Trustees of the Edward S. Ageno 1992 Revocable Trust, and Kay Enterprises, successors in interest to Opus/ Puget Western I, LLC, McCaw Property Investments, Inc. and AT&T Wireless Services, Inc., as amended by Amendment 1 to Net Lease Agreement dated as of January 3, 1996, as amended by Amendment 2 to Net Lease Agreement dated as of September 18, 1996.
10	.10†(1)	Manufacturing and Engineering Services Agreement between Registrant and Microelectronics Technology Inc., dated January 11, 1999 and first amendment.
10	.10.1††(5)	Amendment Agreement to the Manufacturing and Engineering Services Agreement between the Company and Microelectronics Technology, Inc., Dated August 29, 2000.
10	.11(1)	Employment Agreement between Registrant and Gideon Ben-Efraim, and amendment.
10	.12(1)	Form of Change-of-Control Agreement.
10	.13(5)	Preferred Stock Purchase Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
10	.14††(5)	Option Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
10	.15(11)	Assignment and Assumption Agreement between AT&T Wireless Services, Inc. and AAS, Inc. dated February 12, 2002

10.16	Executive Retention Agreement between Registrant and Shlomo Yariv dated February 21, 2003.
10.17	Executive Retention Agreement between Registrant and Sanjay Khare dated February 21, 2003.
10.18	Executive Retention Agreement between Registrant and Peter Carson dated February 21, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on June 22, 1999.

(2)	Incorporated by reference to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on July 28, 1999.

(3)	Incorporated by reference to Amendment No. 3 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on August 16, 1999.

(4)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2000.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2001.

(8)	Incorporated by reference to our periodic report on Form 8-K filed with the SEC on February 27, 2002.

(9)	Incorporated by reference to our registration statement on Form S-3 (File No. 333-84316) filed with the SEC on March 14, 2002.

(10)	Incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2002.

†	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated August 18, 1999.

††	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated February 16, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Netro Corporation:

      Our audit of the consolidated financial statements referred to in our report dated February 6, 2003, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule for Fiscal 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 6, 2003

NETRO CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions		Balance at
	the Beginning	Charged to		End of the
	of the Year	Expenses	Deductions	Year

	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2000	$150	$800	$342	$608
Year ended December 31, 2001	$608	$1,315	$423	$1,500
Year ended December 31, 2002	$1,500	$—	$917	$583
Reserve for Inventory:
Year ended December 31, 2000	$1,218	$1,214	$538	$1,894
Year ended December 31, 2001	$1,894	$25,700	$4,275	$23,319
Year ended December 31, 2002	$23,319	$4,203	$6,355	$21,167

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETRO CORPORATION

Date: March 21, 2003

By:	/s/ SANJAY K. KHARE

Sanjay K. Khare
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIDEON BEN-EFRAIM (Gideon Ben-Efraim)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

/s/ SANJAY K. KHARE (Sanjay K. Khare)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003

/s/ RICHARD M. MOLEY (Richard M. Moley)	Chairman Emeritus of the Board of Directors	March 21, 2003

/s/ THOMAS R. BARUCH (Thomas R. Baruch)	Director	March 21, 2003

/s/ IRWIN FEDERMAN (Irwin Federman)	Director	March 21, 2003

/s/ SANFORD ROBERTSON (Sanford Robertson)	Director	March 21, 2003

/s/ SHIRLEY YOUNG (Shirley Young)	Director	March 21, 2003

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gideon Ben-Efraim, certify that:

      1. I have reviewed this annual report on Form 10-K of Netro Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GIDEON BEN-EFRAIM

Chief Executive Officer

Date: March 21, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Sanjay K. Khare, certify that:

      1. I have reviewed this annual report on Form 10-K of Netro Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SANJAY K. KHARE

Chief Financial Officer

Date: March 21, 2003

EXHIBIT INDEX

Number		Description

2	.1(8)	Asset Purchase Agreement among Netro Corporation, AAS, Inc. and AT&T Wireless Services, Inc. dated January 14, 2002 (exhibits have been excluded; such exhibits will be furnished supplementally upon request by the Securities and Exchange Commission).
3	.1(6)	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(7)	Amended and Restated Bylaws of the Registrant.
4	.1(3)	Form of the Registrant’s common stock certificate.
4	.2(9)	Registration Rights Agreement by and among the Registrant and the selling stockholder dated February 12, 2002
4.3		Second Amended and Restated Rights Agreement dated July 31, 2002, as previously filed as an exhibit to Form 8-A on August 1, 2002, and incorporated herein by reference thereto.
10	.1(7)	Form of Indemnification Agreement.
10	.2(2)	1995 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10	.3(2)	1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
10	.4(2)	1997 Directors’ Stock Option Plan, as amended, and form of stock option agreement.
10	.5(1)	1999 Executive Stock Plan and form of subscription agreement.
10	.6(1)	1999 Employee Stock Purchase Plan and form of subscription agreement.
10	.7(4)	2000 Non-Executive Stock Incentive Plan and form of stock option agreement.
10	.8(10)	Lease between North San Jose Interests and Netro Corporation dated April 20, 2001.
10	.9(11)	Net Lease Agreement dated October 31, 1995 among L&A Kessler Family Partners, L.P., Marilyn Dreyfuss, Phillip Francis and J. Richard Lombardi, as successor Trustees of the Edward S. Ageno 1992 Revocable Trust, and Kay Enterprises, successors in interest to Opus/ Puget Western I, LLC, McCaw Property Investments, Inc. and AT&T Wireless Services, Inc., as amended by Amendment 1 to Net Lease Agreement dated as of January 3, 1996, as amended by Amendment 2 to Net Lease Agreement dated as of September 18, 1996.
10	.10†(1)	Manufacturing and Engineering Services Agreement between Registrant and Microelectronics Technology Inc., dated January 11, 1999 and first amendment.
10	.10.1††(5)	Amendment Agreement to the Manufacturing and Engineering Services Agreement between the Company and Microelectronics Technology, Inc., Dated August 29, 2000.
10	.11(1)	Employment Agreement between Registrant and Gideon Ben-Efraim, and amendment.
10	.12(1)	Form of Change-of-Control Agreement.
10	.13(5)	Preferred Stock Purchase Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
10	.14††(5)	Option Agreement between the Company and Bungee Communications, Inc., dated October 27, 2000.
10	.15(11)	Assignment and Assumption Agreement between AT&T Wireless Services, Inc. and AAS, Inc. dated February 12, 2002
10.16		Executive Retention Agreement between Registrant and Shlomo Yariv dated February 21, 2003.
10.17		Executive Retention Agreement between Registrant and Sanjay Khare dated February 21, 2003.
10.18		Executive Retention Agreement between Registrant and Peter Carson dated February 21, 2003.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1		Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on June 22, 1999.

(2)	Incorporated by reference to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on July 28, 1999.

(3)	Incorporated by reference to Amendment No. 3 to our registration statement on Form S-1 (File No. 333-81325) initially filed with the SEC on August 16, 1999.

(4)	Incorporated by reference to our quarterly report on form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2000.

(6)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 31, 2001.

(8)	Incorporated by reference to our periodic report on Form 8-K filed with the SEC on February 27, 2002.

(9)	Incorporated by reference to our registration statement on Form S-3 (File No. 333-84316) filed with the SEC on March 14, 2002.

(10)	Incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to our quarterly report on form 10-Q for the quarter ended March 31, 2002.

†	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated August 18, 1999.

††	Confidential treatment granted with respect to certain portions of this Exhibit by order of the SEC dated February 16, 2001.