Form 10-Q
period 2003-03-31
NETRO CORP
filed 2003-05-14
CIK 1087779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 38,911,905.

Part I: Financial Information
Item 1. Financial Statements

NETRO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$32,025	$43,455
Short-term marketable securities	64,548	57,603
Trade accounts receivable, net	1,840	3,136
Inventory	6,333	6,227
Prepaid expenses and other	5,009	3,367

Total current assets	109,755	113,788
Equipment and leasehold improvements, net	8,908	9,635
Long-term marketable securities	44,080	57,335
Restricted cash deposits	6,427	—
Acquired intangible assets	17,985	20,331
Other assets	2,164	2,164

Total assets	$189,319	$203,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital leases	$—	$64
Trade accounts payable	1,346	2,040
Accrued liabilities	20,606	22,359

Total current liabilities	21,952	24,463
Deferred facilities rent	300	269

Total liabilities	22,252	24,732

Commitments and contingencies (Note 4)
Stockholders’ Equity:
Common stock	455,142	454,780
Deferred stock compensation	—	(84)
Accumulated other comprehensive income	297	421
Accumulated deficit	(288,372)	(276,596)

Total stockholders’ equity	167,067	178,521

Total liabilities and stockholders’ equity	$189,319	$203,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues	$2,205	$5,008
Cost of revenues	1,723	4,395

Gross profit	482	613

Operating expenses:
Research and development	4,403	7,223
Sales and marketing	1,831	3,691
General and administrative	4,391	4,459
Amortization of deferred stock compensation	84	180
Amortization of acquired intangible assets	2,346	385
Acquired in-process research and development	—	17,600
Restructuring and asset impairment charges	—	1,825

Total operating expenses	13,055	35,363

Loss from operations	(12,573)	(34,750)
Other income, net	803	2,355

Net loss before provision for income taxes	(11,770)	(32,395)
Provision for income taxes	6	36

Net loss	$(11,776)	$(32,431)

Basic and diluted net loss per share	$(0.31)	$(0.57)

Weighted-average shares used to compute basic and diluted net loss per share	38,606	56,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(11,776)	$(32,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	975	1,116
Amortization of deferred stock compensation	84	180
Amortization of acquired intangible assets	2,346	385
Acquired in-process research and development	—	17,600
Write-down of impaired assets	—	797
Loss on disposal of fixed assets	—	41
Changes in operating assets and liabilities, net of acquisition of assets:
Trade accounts receivable	1,296	(1,810)
Inventory	(106)	1,077
Prepaid expenses and other	(1,349)	(445)
Trade accounts payable and accrued liabilities	(2,460)	563

Net cash used in operating activities	(10,990)	(12,927)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(248)	(795)
Payment for acquisition of assets	—	(16,009)
Purchases of marketable securities	(43,056)	(48,958)
Maturities of marketable securities	48,892	81,606
Increase in restricted cash deposits	(6,427)	—

Net cash provided by (used in) investing activities	(839)	15,844

Cash flows from financing activities:
Payments on capital leases	(64)	(380)
Proceeds from issuance of common stock, net of issuance costs	406	577

Net cash provided by financing activities	342	197

Effect of exchange rate changes on cash and cash equivalents	57	(43)

Net change in cash and cash equivalents	(11,430)	3,071
Cash and cash equivalents, beginning of period	43,455	90,494

Cash and cash equivalents, end of period	$32,025	$93,565

Supplemental cash flow information
Cash paid for interest	$25	$49
Issuance of common stock related to acquisition of assets	$—	$29,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETRO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   DESCRIPTION OF BUSINESS:

     Netro Corporation (collectively, with its subsidiaries, the “Company” or “Netro”) was incorporated in California on November 14, 1994 and reincorporated in Delaware on June 19, 2001. Netro designs, markets and sells broadband, point-to-multipoint fixed wireless equipment. Telecommunications service providers use Netro’s equipment as an alternative to using wired connectivity or point-to-point fixed wireless equipment. The Company operates in one business segment.

     In November 2002, the Company announced plans to evaluate strategic alternatives that could include a possible sale, merger or liquidation. Following a review of various alternatives, negotiations with several parties and extensive due diligence, the Company entered into an agreement and plan of merger with SR Telecom Inc. on March 27, 2003, pursuant to which the Company will, subject to the conditions in the merger agreement, (1) declare and pay a cash dividend of $100 million, to be distributed on a pro-rata basis to the holders of Netro’s common stock just prior to the effective time of the merger and (2) merge with Norway Acquisition Corporation, a wholly-owned subsidiary of SR Telecom, whereby Netro will survive the merger as a wholly-owned subsidiary of SR Telecom. If the merger is consummated as proposed, Netro stockholders at the effective time of the merger will also receive an aggregate of 41.5 million shares of SR Telecom common stock, which will also be distributed among Netro’s stockholders on a pro rata basis. The transaction is subject to certain conditions, including approval by Netro’s stockholders.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The Company has prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. These condensed consolidated financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the Company’s financial position at March 31, 2003, results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The condensed consolidated balance sheet at December 31, 2002 is derived from the Company’s audited financial statements as of that date.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France, Mexico and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which was previously filed with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of short-term, highly liquid investments with maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than or equal to one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company’s investments, which mature at various dates through June 2004, consist of government and corporate debt securities and are classified as either “available-for-sale” or “held-to-maturity.” “Available-for-sale” investments are stated at fair value, with unrealized gains and losses recorded in “Accumulated other comprehensive income” on the balance sheets. Unrealized gains at March 31, 2003 were $0.4 million. Unrealized gains at December 31, 2002 were $0.5 million. “Held-to-maturity” investments are stated at amortized cost. Realized gains or losses from sales of marketable securities are based on the specific identification method. Certain investments at March 31, 2003 have been pledged as security for certain letters of credit and are thus classified as restricted cash deposits (see note 4).

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

	March 31,	December 31,
	2003	2002

Raw materials	$2,077	$2,180
Work-in-process	176	359
Finished goods	4,080	3,688

	$6,333	$6,227

ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates whether events and circumstances have occurred which indicate that the carrying value of its long-lived assets may not be recoverable. If the Company determines an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of March 31, 2003, long-lived assets included $18.0 million of intangible assets related to the Company’s acquisition of Project Angel and $8.9 million of fixed assets and tenant improvements.

REVENUE RECOGNITION

     Revenues consist of sales made directly to end users and indirectly through original equipment manufacturers (“OEM”s) and local resellers. Revenues from product sales are recognized when all of the following conditions are met: delivery has occurred and title has passed to the customer, an arrangement exists with the customer and the Company has the right to invoice the customer, collection of the receivable is reasonably assured and the Company has fulfilled all of its material contractual obligations to the customer. In cases where one of the above factors has not been met, the Company defers the associated revenue until all conditions have been met. Provisions are made at the time of revenue recognition for estimated warranty costs.

DEFERRED REVENUE

     From time to time, the Company enters into agreements to sell products to customers on open credit terms or may agree in writing to the delivery of product subject to installation or formal customer acceptance criteria. In such cases, if management believes that the Company has not fulfilled all of its material contractual obligations to the customer (such as when it has primary responsibility for installation or if there are acceptance criteria,) or if the collectability of the associated receivable is not reasonably assured, revenue is deferred until such time as the Company’s obligations are fulfilled and/or the amounts due have been collected. Some of the factors used in evaluating whether or not to defer revenue from a particular customer include:

•	any material contractual obligations not fulfilled,

•	acceptance criteria not yet met,

•	the customer’s liquid assets,

•	actual and projected cash flows for the customer, and

•	the political and economic environment in the country in which the customer operates.

     At March 31, 2003, the outstanding deferred revenue balance was $1.5 million.

WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

     The following is a reconciliation of the changes in the warranty liability for the three months ended March 31, 2003 (in thousands):

Warranty accrual at December 31, 2002	$620
Warranty expenses incurred	(15)
Warranty accrual for shipments during the period	61

Warranty accrual at March 31, 2003	$666

     The Company also indemnifies its customers against any actions from third parties related to intellectual property claims arising from use of the Company’s product. In the Company’s experience, claims made under such indemnifications are rare and the associated fair value of the liability is not material to its results of operations or condensed consolidated financial statements.

     The Company’s certificate of incorporation and bylaws require the Company to indemnify its officers and directors in certain circumstances and permit indemnification of employees and agents as determined appropriate by the board of directors and authorized by Delaware General Corporation Law (the “DGCL”). Under these documents, the liability of directors for breach of fiduciary duty is limited to the maximum extent permitted by the DGCL. The Company must also indemnify its directors and officers to the fullest extent permitted by the DGCL with respect to certain third party actions and actions by or in the right of the Company. In addition, the Company has entered into indemnification agreements with its officers, directors and key employees. The indemnification agreements may require the Company: (i) to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and (ii) to obtain directors’ and officers’ insurance if available on reasonable terms.

     The Company currently has a policy for directors’ and officers’ insurance to cover claims made against the directors and officers during the applicable policy periods. The current policy provides $25.0 million of coverage with a deductible of up to $0.4 million. Any indemnification in excess of that amount may not be covered under the current policy. In the Company’s experience, its directors’ and officers’ insurance is adequate to cover any and all claims, and the fair value of any additional liability is not material to its results of operations or condensed consolidated financial statements.

STOCK-BASED COMPENSATION

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148, which the Company adopted for the year ended December 31, 2002, requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have increased to the following pro forma amounts (dollars, in thousands, except per share amounts):

	2003	2002

Net loss, as reported	$(11,776)	$(32,431)
Fair value of stock-based compensation	(8,490)	(8,654)

Net loss, pro forma	$(20,266)	$(41,085)

Basic and diluted net loss per share, as reported	$(0.31)	$(0.57)
Basic and diluted net loss per share, pro forma	$(0.52)	$(0.72)
Stock-based compensation included in net loss, as reported	$84	$180

     The value of options granted and employee stock purchases in the first quarter of 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of the Company’s common stock at dates of grant. For the periods presented, amortization related to employees associated with the following operational functions (in thousands):

	Three months ended
	March 31,

	2003	2002

Research and development	$41	$105
Sales and marketing	3	32
General and administrative	40	43

Amortization of deferred stock compensation	$84	$180

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

	March 31,	March 31,
	2003	2002

Options	8,507	10,805
Warrants	19	57

	8,526	10,862

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	March 31,

	2003	2002

Net loss	$(11,776)	$(32,431)

Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	38,606	56,997

Basic and diluted net loss per share	$(0.31)	$(0.57)

COMPREHENSIVE LOSS

     Comprehensive loss includes unrealized gains and losses on available-for-sale equity securities and foreign currency translation gains and losses that have been excluded from net loss and reflected instead in stockholders’ equity. For the periods presented, comprehensive loss is calculated as follows (in thousands):

	Three months ended
	March 31,

	2003	2002

Net loss	$(11,776)	$(32,431)
Change in net unrealized holding gain on marketable securities	181	(1,158)
Foreign currency translation adjustments	(57)	(50)

Comprehensive loss	$(11,652)	$(33,639)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has adopted SFAS No. 143 for fiscal 2003. The adoption of SFAS

No. 143 did not have a material effect on the Company’s results of operations or condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company’s results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These condensed consolidated financial statements comply with the recognition and disclosure requirements of this interpretation.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. These condensed consolidated financial statements comply with the requirements of SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its results of operations or condensed consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its results of operations or condensed consolidated financial statements.

3.   CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, and marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk and collection experience of specific customers, historical trends and other available information. At March 31, 2003, two customers represented 34 percent and 12 percent, respectively of the Company’s trade accounts receivable balance.

     Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credit or prepayments on certain sales to foreign and smaller companies. As of March 31, 2003, the Company had a note receivable of $1.2 million due from a company in Argentina, which was fully reserved.

     With respect to cash equivalents and marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4.   COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

     In July 2001, the Company issued a letter of credit for approximately $1.6 million as a security deposit for the Company’s San Jose, California office space. This letter of credit expires in September 2006. In February 2002, the Company issued a letter of credit for approximately $4.2 million as a security deposit for the Company’s Redmond, Washington office space. This letter of credit expires in July 2006. These letters of credit are secured by certificates of deposit which were acquired during the quarter ended March 31, 2003 and are subject to draw if the Company fails to meet its obligations under the facilities leases. The associated certificates of deposit totaling $6.4 million at March 31, 2003 are classified as restricted cash deposits on the accompanying condensed consolidated balance sheet.

CONTINGENCIES

     Coates Litigation. On or about December 10, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court that names as defendants Netro and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309. Mr. Coates filed an amended complaint in that action in October 2002. In the amended complaint, Mr. Coates challenges a stock option cancellation and regrant program for employees that was adopted by Netro’s board of directors in 2001. He also challenges an award of options to Netro’s outside directors in July 2001. The complaint seeks an order declaring the options at issue to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys fees and expenses. Defendants filed a motion to dismiss the amended complaint on October 18, 2002. During the period for briefing of that motion, the parties reached an agreement in principle to settle the action. Under the proposed settlement: (i) each of Netro’s outside directors (other than Ms. Young, who is not named as a defendant) would agree to forego any award of Netro’s options in calendar year 2003; (ii) Netro’s governing documents will be amended to reflect that any future option awards to directors must be made by the Compensation Committee of Netro’s board of directors; and (iii) Netro and its directors will agree that any future grant of options made to Netro’s directors will be publicly disclosed within 30 days after such a grant.

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

     The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits filed in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including the Company and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of the Company’s August 1999 initial public offering against the Underwriter Defendants – but not against the Company or the Individual Defendants – were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“‘33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ‘33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

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

     Future Communications Company (“FCC”) Kuwait Litigation. This matter involves a dispute regarding the alleged improper draw down by the Company of a letter of credit opened by FCC with the Bank of Kuwait and the Middle East in Kuwait, and the alleged refusal by the Company to accept return by FCC of certain equipment provided to FCC by the Company. At the January 15, 2003, hearing, the Court ruled that Netro had not yet been properly served. The case has been adjourned until May 28, 2003. The amount in dispute is approximately $1,013,000 plus interest from December 31, 1999.

     Solectron Arbitration. On or around December 19, 2002, Solectron California Corporation (“Solectron”) demanded arbitration to resolve disputes arising under its May 31, 1998 “Manufacturing Agreement” with the Company. Solectron’s principal claim is that during the third quarter of 2000, it purchased materials on the basis of Netro’s forecasts which were not followed by corresponding orders. Solectron claims that as a result it now has an excess inventory of materials which it cannot sell. Netro vigorously disputes the claims on the ground that the acquisition of material had not been approved by Netro as required by the agreement. The total claim, including the cost of materials and asserted carrying charges, is approximately $14.5 million. The matter is set for mediation which is scheduled to commence in the second quarter of 2003. Unless the matter is resolved, arbitration will proceed thereafter before the American Arbitration Association.

     Merger-related Litigation. On April 8, 2003, a purported class action styled Fuller & Thaler Asset Management, Inc. v. Netro Corp. et al., Case No. CV816170 (Cal. Super. Ct.) was filed in the California Superior Court for Santa Clara County by an entity claiming to be a Netro stockholder against Netro and its current and certain former directors. The complaint asserts claims for breach of fiduciary duty against the current and former directors who are named as defendants based on allegations that Netro’s directors, among other things, breached their fiduciary duties to Netro allegedly by failing to properly value and obtain the highest price reasonably available for Netro, by favoring SR Telecom over competing potential acquirers and by engaging in self-dealing in connection with the merger. The complaint seeks certain injunctive relief including, among other things, an injunction prohibiting Netro from completing the merger and rescission of the individual defendants’ receipt of stock options and other benefits they may have received, as well as attorneys’ fees and costs of suit.

     Other Matters. From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, cash flows, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

5.   RESTRUCTURING AND ASSET IMPAIRMENT:

First Quarter 2002 Restructuring and Asset Impairment

     In the first quarter of 2002, the Company incurred $1.8 million in restructuring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering entity, and reduced its workforce in its San Jose, California headquarters location. The charges included the termination of approximately 54 employees (50 research and development employees, 3 sales and marketing employees and 1 general and administrative employee), the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. All actions relating to this plan were completed in 2002. The following table summarizes the components of the charge recorded during the quarter ended March 31, 2002 (in thousands):

Restructuring and Asset Impairment Charges

Impairment of assets	$797
Severance	763
Lease and other expense	265

Total	$1,825

Fourth Quarter 2002 Restructuring.

     In the fourth quarter of 2002, the Company incurred $4.3 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 110 employees (80 research and development employees, 21 sales and marketing employees and 9 general and administrative employees), closed two sales offices and wrote down certain fixed assets. The following table summarizes the activity related to the fourth quarter 2002 restructuring charges through the quarter ended March 31, 2003 (in thousands):

	Restructuring and		Liability at
	Asset Impairment	Amounts Paid/	December 31,		Liability at
	Charges	Written Off	2002	Amounts Paid	March 31, 2003

Impairment of assets	$154	$(154)	$—	$—	$—
Severance	4,100	(3,429)	671	(644)	27

Total	$4,254	$(3,583)	$671	$(644)	$27

     The remaining liability relates to severance charges and is expected to be paid in the second quarter of 2003.

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

     A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. This analysis was conducted by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the purchased technologies. The intangible assets are being amortized over a three-year period.

7.   SEGMENT REPORTING:

     The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems.

     The Company sells its products indirectly through OEMs and local resellers in addition to through a direct sales force. Revenues by geography based on sales to original customers were as follows:

			% of Total
	Revenues		Revenues

	Three months ended		Three months
	March 31,		ended March 31,

	2003	2002	2003	2002

Latin America	$38	$686	2%	14%
Europe	1,875	3,998	85	80
Middle East	190	15	9	—
Asia	102	13	4	—

International	2,205	4,712	100	94
United States	—	296	—	6

	$2,205	$5,008	100%	100%

     Substantially all of the Company’s U.S. revenues for the three months ended March 31, 2002 were related to products sold through systems integrators and local resellers who resold the products to end customers located outside of the United States.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Form 10-Q.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements which include, but are not limited to, statements concerning projected revenues, gross profit (loss), and expenses, the need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

          We design, market and sell broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment as an alternative to using wired connectivity or point-to-point fixed wireless equipment. The three principal applications for our products are:

•	Providing voice and high speed data access connections to residences, principally through our Angel product line, although to date we have not had material sales of Angel product,

•	Providing voice and high speed data access connections for businesses, principally through our AirStar product line, and

•	Connecting mobile phone base stations to the core telecommunications network through our AirStar product line.

          We began commercially shipping our first point-to-multipoint product, AirStar, in 1998 and have a significant installed base for this product. AirStar operates at the higher end of the licensed frequency spectrum (10 – 39 GHz) with support for an additional frequency, at the lower range (3.5 GHz).

          On February 12, 2002, we acquired from AT&T Wireless their fixed wireless development team, a license to intellectual property, inventory, equipment and proprietary software assets. The technology was originally developed under the code name “Project Angel.” The acquisition was accounted for as a purchase of assets. The purchase price was allocated based on the estimated fair values of the assets acquired. The purchase consideration was approximately $48.8 million, consisting of 8.2 million shares of our common stock, valued at approximately $29.5 million, approximately $16 million in cash and transaction costs of approximately $3.3 million.

          A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The intangible assets are being amortized over a three-year period.

          The Angel product was commercially deployed in the United States by AT&T Wireless, however since acquiring it, we have modified the Angel platform to conform to international standards and are marketing this product line principally in international locations. Angel operates at the lower end of the licensed frequency spectrum (1.9 – 3.5 GHz). To date, we have not had material sales of the Angel product.

          Both the AirStar and Angel platforms have been designed to minimize the costs of deployment and operation and to permit operators to offer a broad range of voice, Internet Protocol, or “IP”, and data services. We offer complete solutions that operate at point-to-multipoint frequencies licensed in every major geographical area in the world, including Europe, Asia, Australia, North America and South America, which we believe is a significant competitive advantage.

          We currently develop, manufacture and sell the AirStar product for access offerings to small and medium-sized businesses and telecommunications service providers for mobile infrastructure deployments, and are developing the Angel platform for access offerings to residences and small businesses. Each of our product lines is comprised of three principal components:

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

          We sell our products indirectly through original equipment manufacturers ("OEM"s) and local resellers in addition to through a direct sales force. Our revenue from OEMs comprised approximately 7 percent of revenues for the three months ended March 31, 2003 and 35 percent of revenues for the three months ended March 31, 2002. Due to past realignments of our relationships with certain of our OEM partners and our current low visibility regarding potential future revenues, we are uncertain what portion of revenues system integrators will represent in future periods. However, in the event of significant declines in indirect sales, we will be required to improve and expand our internal sales, customer advocacy and sales administration functions. Furthermore, as a result of these realignments we could experience order delays and order cancellations and, therefore, revenues could be adversely affected. Overall, our visibility regarding potential future revenues is unclear.

          International revenues represented approximately 100 percent of revenues during the first quarter of 2003 and 94 percent of revenues during the first quarter of 2002. With international revenues comprising such a large proportion of our total revenues, our revenues can be significantly impacted by changes in the economy of a geographical area or particular country. For example, revenues from Argentina constituted approximately 30 percent of our revenues for the year ended December 31, 2001. However, as a result of economic instability in Argentina, we recognized less than $0.1 million of revenue from Argentina in the three months ended March 31, 2003.

          We outsource substantially all of our volume product manufacturing and assembly to contract manufacturers. We maintain small facilities for prototype production in support of our research and development efforts in both our San Jose, California and Redmond, Washington locations.

          During the year ended December 31, 2002, we undertook efforts to reduce our cost structure and cash usage. At December 31, 2001, we had 225 employees. In February 2002, we closed our Israel-based engineering organization and reduced our San Jose-based Airstar research and development organization, reducing headcount by 54 employees. Also in February 2002, we added 141 employees in connection with the acquisition of the Angel assets. In August 2002, we made headcount reductions in both our Angel and Airstar research and development and general and administrative organizations, reducing headcount by 68 employees. Finally in November 2002, we did a further restructuring of our global operations reducing our headcount by 110 employees and closing two of our international sales offices. At March 31, 2003, we had 133 employees.

          In November 2002, we announced plans to evaluate strategic alternatives that could include a possible sale, merger or liquidation. Following a review of various alternatives, negotiations with several parties and extensive due diligence, we entered into an agreement and plan of merger with SR Telecom Inc. on March 27, 2003, pursuant to which we will, subject to the conditions in the merger agreement, (1) declare and pay a cash dividend of $100 million, to be distributed on a pro-rata basis to the holders of our common stock just prior to the effective time of the merger and (2) merge with Norway Acquisition Corporation, a wholly-owned subsidiary of SR Telecom, whereby we will survive the merger as a wholly-owned subsidiary of SR Telecom. If the merger is consummated as proposed, our stockholders at the effective time of the merger will also receive an aggregate of 41.5 million shares of SR Telecom common stock, which will also be distributed among our stockholders on a pro rata basis. The transaction is subject to certain conditions, including approval by our stockholders.

Critical Accounting Policies

          Revenue Recognition. Revenues consist of sales made directly to end users and indirectly through systems integrators and local resellers. Revenues from product sales are recognized when all of the following conditions are met: delivery has occurred and title has passed to the customer, an arrangement exists with the customer and we have the right to invoice the customer, collection of the receivable is reasonably assured and we have fulfilled all of our material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If we believe that we have not fulfilled all of our material contractual obligations to the customer (such as when we have primary responsibility for installation or if there are acceptance criteria that cannot be or are not tested and verified prior to shipment), or if the collection of the receivable is not reasonably assured, we defer revenue from such shipment until such time as the amounts due have been collected. Some of the factors that we use in evaluating whether or not to defer revenue from a particular customer include:

•	any material contract obligations not fulfilled,

•	acceptance criteria not yet met,

•	the customer’s liquid assets,

•	actual and projected cash flows for the customer, and

•	the political and economic environment in the country in which the customer operates.

          Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. Although we do not require collateral on certain accounts receivable on sales to large, well-established companies, we do require standby letters of credit or prepayments on certain sales to smaller and/or foreign companies. We believe that we have sufficient allowances for doubtful accounts to address the risk associated with our outstanding accounts receivable. If actual experience differs from our estimates used to determine these allowances, revisions to our allowance would be required.

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

          Provision for Excess and Obsolete Inventory. Inventory, which includes material and labor costs, is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We maintain a reserve for estimated obsolescence or unmarketable inventory based upon assumptions about future demand for our products and the conditions of the markets in which our products are sold. This reserve to reduce inventory to net realizable value is reflected as a reduction to inventory in the accompanying condensed consolidated balance sheets. Significant management judgments and estimates must be made and used in connection with establishing these reserves. If actual market conditions are less favorable than our assumptions, additional reserves may be required.

          Warranty Obligations. We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year warranty on all products shipped. We also indemnify our customers against any actions from third parties whose technologies we license. We monitor historical warranty rates and track costs incurred to repair units under warranty. These costs include labor, replacement parts and certain freight costs. This information is then used to calculate the accrual needed based on actual sales and remaining warranty periods. For new product introductions, estimates are made based on test and manufacturing data as well as our historical experience on similar products. If circumstances change, or if we experience a significant change in our failure rates, our warranty accrual estimate could change significantly.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Results of Operations

          The following discussion and analysis addresses the historical results of, and known trends and uncertainties with respect to, the business of Netro as a separate company, and does not specifically contemplate the effect of the proposed merger with SR Telecom. The announcement of the proposed merger with SR Telecom may have a negative effect on our ability to make significant product sales and limits our ability to provide forward-looking guidance regarding our future revenues and results of operations.

          The following table sets forth Netro’s condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended March 31,

	2003	2002

Revenues	100%	100%
Cost of revenues	78	88

Gross profit	22	12

Operating expenses:
Research and development	200	144
Sales and marketing	83	74
General and administrative	199	125
Amortization of deferred stock compensation	4	4
Amortization of acquired intangible assets	106	8
Acquired in-process research and development	0	351

Total operating expenses	592	706

Loss from operations	(570)	(694)
Other income, net	36	47

Net loss before provision for income taxes	(534)	(647)
Provision for income taxes	0	1

Net loss	(534%)	(648%)

          Revenues. Revenues by geography based on the location of our original customers were as follows:

	Revenues		Percent of Revenues

	Three Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002

Latin America	$38	$686	2%	14%
Europe	1,875	3,998	85	80
Middle East	190	15	9	—
Asia	102	13	4	—

International	2,205	4,712	100	94
United States	—	296	—	6

	$2,205	$5,008	100%	100%

          Revenues from customers that comprised more that 10 percent of revenues were as follows:

	Revenues		Percent of Revenues

	Three Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002

Lucent	*	$1,765	*	35%
Broadnet	$871	1,056	40%	21
NewCom	*	674	*	13
MediaScope	468	*	21	*

Aggregate amount	$1,339	$3,495	61%	69%

*	Revenues less than 10 percent for period

          Revenues primarily consist of sales of the AirStar system. Revenues decreased to $2.2 million for the three months ended March 31, 2003 from $5.0 million for the three months ended March 31, 2002. The decrease in revenues was principally related to a reduction in orders resulting from the uncertainty during the first quarter of 2003 surrounding our announcement in November 2002 of a decision to pursue strategic alternatives. In addition, we failed to achieve previously forecasted revenues from our Angel product line during the first quarter of 2003.

          Gross Profit. Gross profit represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. We have experienced substantial fluctuations in gross profit(loss). The principal drivers of the fluctuations, other than reserves for inventory and material-related commitments, are the level of revenues, the product sales mix and the customer sales mix.

          In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The ratio of customer premise equipment can vary depending upon the stage of rollout of our systems by a customer. Typically, early stages of rollout have a very low ratio of customer premise equipment to base stations. In later stages of rollout, the ratio of customer premise equipment to base stations tends to increase substantially. The unit ratio of customer premise equipment sales to hub sales was 118:1 for the three months ended March 31, 2003 compared to 30:1 for the three months ended March 31, 2002.

          Sales to OEMs generally generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to OEMs represented 7 percent of revenues for the first quarter of 2003, compared to 35 percent of revenues for the first quarter of 2002.

          Gross profit decreased to $0.5 million for the first three months of 2003 from $0.6 million in the corresponding period in 2002. The gross profit percentage improved to 21.9 percent in the first quarter of 2003 from 12.2 percent in the corresponding period in 2002. The decrease in gross profit for the first quarter of 2003 as compared to the first quarter of 2002 is principally related to the lower average selling prices and lower volumes of sales in 2003. The improvement in gross profit percentage in the first quarter of 2003 compared to the first quarter of 2002 resulted from the general availability of our cost reduced product, offset in part by the lower average selling prices.

          Research and Development. Research and development expenses consist of compensation costs, the cost of software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $4.4 million for the three months ended March 31, 2003 from $7.2 million for the three months ended March 31, 2002. The decrease of $2.8 million was principally the result of the restructuring activities we undertook in 2002, offset in part by the full quarter impact of research and development activities in 2003 related to the Angel product. As a result of our restructuring activities, we had 85 research and development employees at March 31, 2003 compared to 202 at March 31, 2002.

          Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel. We also incur expenses related to product management, trade show and promotional expenses. Sales and marketing expenses decreased to $1.8 million in the first quarter of 2003 from $3.7 million in the comparable period in 2002. The decrease was primarily due to a decrease in personnel and related compensation costs related to the restructuring activities we undertook in 2002, partially offset by the full quarter impact of sales and marketing activities in 2003 related to the Angel product. Sales and marketing headcount at March 31, 2003 was 26 people and 67 people at March 31, 2002.

          General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses. General and administrative expenses decreased to $4.4 million in the first quarter of 2003 from $4.5 million in the first quarter of 2002. The decrease was primarily due to a decrease in personnel and related compensation costs related to the restructuring activities we undertook in 2002, offset in part by the full quarter impact of costs (primarily facilities costs) in 2003 related to the Angel acquisition and approximately $0.5 million of expenses incurred related to strategic alternative activities. General and administrative headcount at March 31, 2003 was 22 people and 43 people at March 31, 2002.

          Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. The deferred compensation that results is being amortized to expense over the vesting periods of the individual options, generally four years. Amortization of deferred stock compensation was $0.1 million for the three months ended March 31, 2003 as compared to $0.2 million for the three months ended March 31, 2002. The decrease reflects the expiration of vesting periods related to stock options for which deferred stock compensation expense was being recognized. As of March 31, 2003, all of our deferred stock compensation had been amortized.

          Amortization of Acquired Intangible Assets. In February 2002, in connection with the Angel acquisition, we acquired approximately $24.9 million of developed and core technology and $3.3 million of other intangibles. Amortization of acquired intangible assets increased to $2.3 million for the first quarter of 2003 compared to $0.4 million for the first quarter of 2002 due to a full quarter’s amortization in the first quarter 2003 compared to a month’s amortization based upon a preliminary estimate of the acquired intangible assets related to the Angel acquisition. These intangible assets are being amortized over a three-year period. We anticipate future amortization to be approximately $2.3 million per quarter.

          Acquired In-process Research and Development. In February 2002, in connection with the Angel acquisition, we acquired approximately $17.6 million of in-process research and development costs. These costs were valued by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues and operating expenses related to the purchased technologies. The calculation gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product cycles, and the estimated lives of each of the products underlying the technology. In-process research and development costs consist of two research and development projects that had not yet reached technological feasibility. Accordingly, the costs were charged to operations in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues.

          One project, begun in the second half of 2001, was related to the development of a new 3.5 GHz front end for existing platforms that will triple capacity. The other project, begun in the last quarter of 2001, was related to re-architecting the core Airlink technology that will result in next generation base station and remote unit products. These next generation Angel solutions were approximately 41 percent complete as to cost at the date of acquisition. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The net cash flows from the identified projects were based upon our estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs and income taxes from the projects. The estimated revenues were based on our projections for the projects and are expected to peak in 2008 and decline thereafter. The discount rate used was 35 percent, reflecting the added uncertainty of the completion of the development, the relative success of the development effort and its commercialization and the risk premium for in-process projects versus existing technology.

          Restructuring and Asset Impairment

     First Quarter 2002 Restructuring and Asset Impairment

          In the first quarter of 2002, we incurred $1.8 million in restructuring charges related to various initiatives undertaken to reduce our cost structure. We closed Bungee Communications, Inc., our Israeli engineering entity, and reduced the workforce in our San Jose, California headquarters location. The charges included the termination of approximately 54 employees (50 research and development employees, 3 sales and marketing employees and 1 general and administrative employee), the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. All actions relating to this plan were completed in 2002. The following table summarizes the components of the charge recorded during the quarter ended March 31, 2002 (in thousands):

Restructuring and Asset Impairment Charges

Impairment of assets	$797
Severance	763
Lease and other expense	265

Total	$1,825

          Third Quarter 2002 Restructuring and Asset Impairment

     In the third quarter of 2002, we incurred $2.0 million in restructuring charges to further reduce our cost structure. We reduced our worldwide workforce by approximately 68 employees (43 research and development employees, 13 sales and marketing employees and 12 general and administrative employees) and wrote-down certain fixed assets. All actions relating to this plan were completed in 2002. The following table summarizes the components of the charge recorded during the quarter ended September 30, 2002 (in thousands):

Restructuring and Asset Impairment Charges

Impairment of assets	$117
Severance	1,883

Total	$2,000

     Fourth Quarter 2002 Restructuring.

          In the fourth quarter of 2002, we incurred $4.3 million in restructuring charges to further reduce our cost structure. We reduced our worldwide workforce by approximately 110 employees (80 research and development employees, 21 sales and marketing employees and 9 general and administrative employees), closed two sales offices and wrote down certain fixed assets. The following table summarizes the activity related to the fourth quarter 2002 restructuring charges through the quarter ended March 31, 2003 (in thousands):

	Restructuring and		Liability at
	Asset Impairment	Amount Paid/	December 31,		Liability at
	Charges	Written Off	2002	Amounts Paid	March 31, 2003

Impairment of assets	$154	$(154)	$—	$—	$—
Severance	4,100	(3,429)	671	(644)	27

Total	$4,254	$(3,583)	$671	$(644)	$27

          The remaining liability relates to severance charges and is expected to be paid in the second quarter of 2003.

          Other Income, Net. Other income, net, consists primarily of interest income earned on low-risk marketable securities and interest paid on outstanding capital leases. Other income, net decreased to $0.8 million for the three months ended March 31, 2003 from $2.4 million for the three months ended March 31, 2002 due to the decrease in cash balances and lower market interest rates.

          Income Taxes. We have incurred a net loss for each fiscal year since inception. Recorded income taxes represent taxes provided for by our foreign subsidiaries.

Liquidity and Capital Resources

          As of March 31, 2003, cash and cash equivalents were $32.0 million, short-term marketable securities were $64.5 million and long term marketable securities were $44.0 million.

          Cash used in operating activities was $11.0 million in the first quarter 2003 due primarily to the net loss, adjusted for non-cash charges of $3.4 million, including amortization of acquired intangible assets related to the Angel acquisition. Cash used in operating activities was $12.9 million for the quarter ended March 31, 2002, primarily due to the net loss adjusted for non cash charges of $19.9 million, including the $17.6 million write-off of acquired in-process research and development.

          Cash used in investing activities was $0.8 million for the quarter ended March 31, 2003, primarily due to the purchase of restricted cash deposits of $6.4 million and capital equipment purchases of $0.2 million, partially offset by net maturities of marketable securities of $5.8 million. Cash provided by investing activities was $15.9 million for the quarter ended March 31, 2002, primarily due to net maturities of marketable securities of $32.6 million, partially offset by $0.8 million in capital equipment purchases and $16 million of asset purchases related to our acquisition of the Angel assets.

          Cash provided by financing activities was $0.3 million for the quarter ended March 31, 2003, primarily due to proceeds from the issuance of common stock of $0.4 million, partially offset by payments under capital leases of $0.1 million. For the quarter ended March 31, 2002, cash provided by financing activities was $0.2 million, primarily due to proceeds from the issuance of common stock of $0.6 million, partially offset by payments under capital leases of $0.4 million.

          The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally make rolling 60-day purchase commitments, subject to cancellation fees. In addition, in specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. As of March 31, 2003, amounts outstanding under forecasts and long-lead time commitments were $2.4 million.

          From time to time in the past, we have committed to purchase minimum volumes of products from certain of our contract manufacturers. As of March 31, 2003, we had no unaccrued outstanding minimum purchase commitments for which we had not yet placed purchase orders. We believe that our currently forecasted demand for products, combined with our reserves for inventory and material related commitments will be sufficient to meet these commitments in the future.

          In addition, pursuant to the merger agreement between SR Telecom, Norway Acquisition Corporation and us, our board of directors is, subject to certain conditions specified in the merger agreement including the legality of the dividend, committed to declaring and paying a $100.0 million cash dividend to our stockholders of record immediately prior to the effective time of the merger.

          We have no other material unaccrued commitments. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of marketing efforts for both our AirStar and Angel products.

          We believe that our cash and cash equivalents balances, and short-term and long-term marketable securities will be sufficient to satisfy our cash requirements for at least the next twelve months.

RISKS

     Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future. It is likely that in some future quarter our operating results will again fall below the expectations of securities analysts and investors. In this event, the market price of our common stock could significantly decline.

     Some of the factors that could affect our quarterly or annual operating results include the following:

•	We have undergone multiple, significant restructurings, which may hamper our ability to timely develop products, make significant product sales or provide appropriate customer service to existing customers.

•	We recently announced a decision to evaluate strategic alternatives and have entered into an agreement and plan of merger with SR Telecom. This announcement, and the uncertainty surrounding the proposed merger, may have a negative effect on our ability to make significant product sales. If the merger agreement is terminated, we may be required to pay termination fees of up to $6.0 million plus expenses.

•	Shlomo Yariv, our chief operating officer, has recently announced his intention to leave Netro effective May 16, 2003 to join another company. Mr. Yariv has been an important part of our management team and his departure may have a material negative effect on our business.

•	We have a history of losses, expect future losses and may never achieve profitability.

•	If we are not able to successfully market and sell our new Angel product, anticipated benefits of our acquisition of assets from AT&T Wireless may never be achieved.

•	If we are unable to change our customer base from OEMs to end users, our revenues will continue to decline and our results of operations will suffer.

•	Due to our limited operating history, it is difficult to predict future operating results or fluctuations in our stock price.

•	Our future operating results are dependent on the sales of two similar product lines serving an emerging market. If revenues from these products do not meet our expectations, we will not have other products to offset the negative impact on our operating results.

•	We encounter continued competitive pressures to lower selling prices to retain our existing customers and win new customers. If we cannot reduce our product costs, our results of operations will suffer.

•	If we do not succeed in developing relationships directly with telecommunications service providers and in strengthening our direct and indirect sales channels, our business will be harmed.

•	Many projects that include our products require system integration expertise and third-party financing, which we are unable to provide. If sources for system integration or financing cannot be obtained as needed, service providers may not select our products.

•	The majority of service providers using our products are international and payments from them are dependent on the political and economic situation in those countries.

•	Intense competition in the market for communications equipment could prevent us from increasing or sustaining revenues or achieving or sustaining profitability.

•	We have a long sales cycle, which could cause our results of operations and stock price to fluctuate.

•	We may purchase significant inventory for planned sales which do not materialize.

•	Our products may contain defects that could harm our reputation, be costly to correct, expose us to litigation and harm our operating results.

•	Our business is subject to many factors that could cause our quarterly operating results to fluctuate and our stock price to be volatile.

•	We depend on contract manufacturers. If these manufacturers are unable to fill our orders on a timely basis, and we are unable to find alternative sources, we may be unable to deliver products to meet customer orders.

•	If we do not meet product introduction deadlines, our business will be harmed.

•	Because some of our key components are from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer.

•	If high speed wireless telecommunications technology or our implementation of this technology is not accepted by service providers, we will not be able to sustain or grow our business.

•	Because we must sell our products in many countries that have different regulatory schemes, if we cannot develop products that work with different standards, we will be unable to sell our products.

•	If we are unable to manage our international operations effectively, our business would be adversely affected.

•	We face risks associated with stockholder litigation.

•	Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products in particular markets.

•	We may not be able to adequately protect our intellectual property.

•	If we are unable to hire or retain our personnel, we might not be able to operate our business successfully.

•	Major stockholders have substantial control over us, which could delay or prevent a change in control.

•	Provisions of our certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders.

     For more information on the risks related to our Company, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our results of operations or condensed consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

          In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The accompanying condensed consolidated financial statements comply with the recognition and disclosure requirements of this interpretation.

          On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The accompanying condensed consolidated financial statements comply with the requirements of SFAS No. 148.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of this interpretation will have a material impact on our results of operations or condensed consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material impact on our results of operations or condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the end of the period covered by our annual report on Form 10-K for the year ended December 31, 2002.

     Foreign Currency Hedging Instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on operating expenses have not been material. All of our revenues are denominated in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

     We do not use derivative financial instruments for speculative trading purposes.

     Fixed Income Investments. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Cash equivalents consist of short-term, highly liquid investments with maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. Our investments consist of government and corporate debt securities and are classified as either “available for sale” or “held-to-maturity.”

     The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $137.1 million of marketable securities at March 31, 2003 by approximately $1.4 million.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Coates Litigation. On or about December 10, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court that names as defendants Netro and certain members of the its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309. Mr. Coates filed an amended complaint in that action in October 2002. In the amended complaint, Mr. Coates challenges a stock option cancellation and regrant program for employees that was adopted by Netro’s board of directors in 2001. He also challenges an award of options to Netro’s outside directors in July 2001. The complaint seeks an order declaring the options at issue to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiffs’ attorneys fees and expenses. Defendants filed a motion to dismiss the amended complaint on October 18, 2002. During the period for briefing of that motion, the parties reached an agreement in principle to settle the action. Under the proposed settlement: (i) each of Netro’s outside directors (other than Ms. Young, who is not named as a defendant) would agree to forego any award of Netro’s options in calendar year 2003; (ii) Netro’s governing documents will be amended to reflect that any future option awards to directors must be made by the Compensation Committee of Netro’s board of directors; and (iii) Netro and its directors will agree that any future grant of options made to Netro’s directors will be publicly disclosed within 30 days after such a grant. The proposed settlement is subject to approval by the Delaware Court of Chancery. In connection with such court approval, plaintiff’s counsel intends to make an application for an award of fees and expenses, which the Company and other defendants have agreed not to oppose up to $40,000.

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

     The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits filed in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including the Company and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of the Company’s August 1999 initial public offering against the Underwriter Defendants – but not against the Company or the Individual Defendants – were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

     On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against the Company arising under Section 11 of the Securities Act of 1933 (“‘33 Act”) and Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act, and Section 15 of the ‘33 Act. The claims allege various misconduct arising from the Company’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that the Company and the Individual Defendants failed to disclose that the Underwriter Defendants: (1) charged the Company excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and (2) allowed certain investors to take part in the Company’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of the Company’s common stock. The Complaint seeks to certify a class of shareholders who purchased the Company’s common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

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

     Future Communications Company (“FCC”) Kuwait Litigation. This matter involves a dispute regarding the alleged improper draw down by the Company of a letter of credit opened by FCC with the Bank of Kuwait and the Middle East in Kuwait, and the alleged refusal by the Company to accept return by FCC of certain equipment provided to FCC by the Company. At the January 15, 2003, hearing, the Court ruled that Netro had not yet been properly served. The case has been adjourned until May 28, 2003. The amount in dispute is approximately $1,013,000 plus interest from December 31, 1999.

     Solectron Arbitration. On or around December 19, 2002, Solectron California Corporation (“Solectron”) demanded arbitration to resolve disputes arising under its May 31, 1998 “Manufacturing Agreement” with the Company. Solectron’s principal claim is that during the third quarter of 2000, it purchased materials on the basis of Netro’s forecasts which were not followed by corresponding orders. Solectron claims that as a result it now has an excess inventory of materials which it cannot sell. Netro vigorously disputes the claims on the ground that the acquisition of material had not been approved by Netro as required by the agreement. The total claim, including the cost of materials and asserted carrying charges, is approximately $14.5 million. The matter is set for mediation which is scheduled to commence in the second quarter of 2003. Unless the matter is resolved, arbitration will proceed thereafter before the American Arbitration Association.

     Merger-related Litigation. On April 8, 2003, a purported class action styled Fuller & Thaler Asset Management, Inc. v. Netro Corp. et al., Case No. CV816170 (Cal. Super. Ct.) was filed in the California Superior Court for Santa Clara County by an entity claiming to be a Netro stockholder against Netro and its current and certain former directors. The complaint asserts claims for breach of fiduciary duty against the current and former directors who are named as defendants based on allegations that Netro’s directors, among other things, breached their fiduciary duties to Netro allegedly by failing to properly value and obtain the highest price reasonably available for Netro, by favoring SR Telecom over competing potential acquirers and by engaging in self-dealing in connection with the merger. The complaint seeks certain injunctive relief including, among other things, an injunction prohibiting Netro from completing the merger and rescission of the individual defendants’ receipt of stock options and other benefits they may have received, as well as attorneys’ fees and costs of suit.

     Other Matters. From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, cash flows, operating results or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Effective March 27, 2003, Netro amended its Second Amended and Restated Rights Agreement dated July 31, 2002, between it and American Stock Transfer & Trust Company, as rights agent (the “Third Amended and Restated Rights Agreement”). The Third Amended and Restated Rights Agreement exempts SR Telecom from the definition of “Acquiring Person” with respect to the proposed merger between Norway Acquisition Corporation, a wholly-owned subsidiary of SR Telecom, and Netro, whereby Norway Acquisition Corporation will merge with and into Netro and Netro will survive as a wholly owned subsidiary of SR Telecom.

     This description of Netro’s Third Amended and Restated Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Third Amended and Restated Rights Agreement filed with the Securities and Exchange Commission on March 31, 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On May 5, 2003, after receiving the necessary board authorization, Netro and SR Telecom agreed to an amendment no. 1 to the Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation. The amendment changes the form of merger consideration. The original agreement called for SR Telecom to issue American Depositary Shares (ADSs) representing 41.5 million shares of SR Telecom common stock as merger consideration. The amendment changes the consideration from ADSs to shares, such that the consideration consists of 41.5 million shares of SR Telecom common stock.

     This description of amendment no. 1 dated as of May 5, 2003 to the Agreement and Plan of Merger dated as of March 27, 2003 does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment no. 1 incorporated by reference as an exhibit to this quarterly report on Form 10-Q.

     Also, Shlomo Yariv, our chief operating officer, has recently announced his intention to leave Netro effective May 16, 2003 to join another company. Mr. Yariv has been an important part of Netro’s management team and his departure may have a material negative effect on our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

2.1	Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation. (Incorporated by reference to our periodic report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2003.)

2.2	Amendment No. 1 dated as of May 5, 2003 to the Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation. (Incorporated by reference to our periodic report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2003.)

4.1	Third Amended and Restated Rights Agreement dated March 27, 2003 (Incorporated by reference to our Form 8-A12G/A filed with the Securities and Exchange Commission on March 31, 2003.)

99.1	Certification of Gideon Ben-Efraim and Sanjay Khare

     (b)  Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 27, 2003, announcing that Netro and SR Telecom Inc. had entered into a definitive agreement and plan of merger pursuant to which a wholly owned subsidiary of SR Telecom would merge with and into Netro and Netro would continue as a wholly owned subsidiary of SR Telecom.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 12, 2003, announcing that Netro and SR Telecom had agreed to an amendment no. 1 to the Agreement and Plan of Merger dated as of March 27, 2003. The amendment changes the form of merger consideration from American Depositary Shares representing 41.5 million shares of SR Telecom common stock to 41.5 million shares of SR Telecom common stock. The report on Form 8-K also announced the retirement of Netro's Chief Operating Officer, Shlomo Yariv, effective May 16, 2003.

NETRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETRO CORPORATION Date: May 13, 2003

By: /s/ Sanjay K. Khare Sanjay K. Khare Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gideon Ben-Efraim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netro Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Gideon Ben-Efraim Gideon Ben-Efraim Chief Executive Officer

I, Sanjay Khare, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netro Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Sanjay K. Khare Sanjay K. Khare Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation. (Incorporated by reference to our periodic report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2003.)

2.2	Amendment No. 1 dated as of May 5, 2003 to the Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation. (Incorporated by reference to our periodic report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2003.)

4.1	Third Amended and Restated Rights Agreement dated March 27, 2003 (Incorporated by reference to our Form 8-A12G/A filed with the Securities and Exchange Commission on March 31, 2003.)

99.1	Certification of Gideon Ben-Efraim and Sanjay Khare