Form 10-Q
period 2003-06-30
NETRO CORP
filed 2003-08-14
CIK 1087779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from______to______

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2003 was 39,121,425.

1 of 38

2 of 38

Part I: Financial Information
Item 1. Financial Statements

NETRO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$52,020	$43,455
Short-term marketable securities	40,870	57,603
Trade accounts receivable, net	1,542	3,136
Inventory	4,882	6,227
Prepaid expenses and other	4,087	3,367

Total current assets	103,401	113,788
Equipment and leasehold improvements, net	8,186	9,635
Long-term marketable securities	44,291	57,335
Restricted cash deposits	5,276	—
Acquired intangible assets	15,639	20,331
Other assets	2,092	2,164

Total assets	$178,885	$203,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital leases	$—	$64
Trade accounts payable	568	2,040
Accrued liabilities	20,779	22,359

Total current liabilities	21,347	24,463
Deferred facilities rent	331	269

Total liabilities	21,678	24,732

Commitments and contingencies (Note 4)
Stockholders’ Equity:
Common stock	455,935	454,780
Deferred stock compensation	—	(84)
Accumulated other comprehensive income	190	421
Accumulated deficit	(298,918)	(276,596)

Total stockholders’ equity	157,207	178,521

Total liabilities and stockholders’ equity	$178,885	$203,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

3 of 38

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$3,780	$5,681	$5,985	$10,689
Cost of revenues	2,051	4,654	3,774	9,049

Gross profit	1,729	1,027	2,211	1,640

Operating expenses:
Research and development	3,615	8,472	8,018	15,695
Sales and marketing	1,697	3,909	3,528	7,600
General and administrative	4,269	5,885	8,660	10,344
Amortization of deferred stock compensation	—	162	84	342
Amortization of acquired intangible assets	2,346	2,743	4,692	3,128
Acquired in-process research and development	—	—	—	17,600
Restructuring and asset impairment charges	1,001	—	1,001	1,825

Total operating expenses	12,928	21,171	25,983	56,534

Loss from operations	(11,199)	(20,144)	(23,772)	(54,894)
Other income, net	678	1,676	1,481	4,031

Net loss before provision for income taxes	(10,521)	(18,468)	(22,291)	(50,863)
Provision for income taxes	25	21	31	57

Net loss	$(10,546)	$(18,489)	$(22,322)	$(50,920)

Basic and diluted net loss per share	$(0.27)	$(0.30)	$(0.58)	$(0.86)

Weighted-average shares used to compute basic and diluted net loss per share	38,924	61,018	38,766	59,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 38

NETRO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(22,322)	$(50,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,975	2,166
Amortization of deferred stock compensation	84	342
Amortization of acquired intangible assets	4,692	3,128
Acquired in-process research and development	—	17,600
Write-down of impaired assets	—	797
Loss on disposal of fixed assets	—	70
Changes in operating assets and liabilities, net of acquisition of assets:
Trade accounts receivable	1,594	(2,226)
Inventory	1,345	396
Prepaid expenses and other	16	1,994
Trade accounts payable and accrued liabilities	(2,990)	467

Net cash used in operating activities	(15,606)	(26,186)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(526)	(3,184)
Payment for acquisition of assets	—	(16,009)
Purchases of marketable securities	(56,002)	(94,991)
Maturities of marketable securities	84,799	157,361
Increase in restricted cash deposits	(5,276)	—

Net cash provided by investing activities	22,995	43,177

Cash flows from financing activities:
Payments on capital leases	(64)	(977)
Proceeds from issuance of common stock, net of issuance costs	1,155	982

Net cash provided by financing activities	1,091	5

Effect of exchange rate changes on cash and cash equivalents	85	13

Net change in cash and cash equivalents	8,565	17,009
Cash and cash equivalents, beginning of period	43,455	90,494

Cash and cash equivalents, end of period	$52,020	$107,503

Supplemental cash flow information
Cash paid for interest	$25	$312
Issuance of common stock related to acquisition of assets	$—	$29,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 38

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

     In November 2002, the Company announced plans to evaluate strategic alternatives including a possible sale, merger or liquidation. Following a review of various alternatives, negotiations with several parties and extensive due diligence, the Company entered into an agreement and plan of merger with SR Telecom Inc. on March 27, 2003, pursuant to which the Company will, subject to the conditions in the merger agreement, (1) declare and pay a cash dividend of $100 million, to be distributed on a pro-rata basis to the holders of Netro’s common stock just prior to the effective time of the merger and (2) merge with Norway Acquisition Corporation, a wholly-owned subsidiary of SR Telecom, whereby Netro will survive the merger as a wholly-owned subsidiary of SR Telecom. If the merger is consummated as proposed, Netro stockholders at the effective time of the merger will also receive an aggregate of 41.5 million shares of SR Telecom common stock (as adjusted to take account of SR Telecom’s proposed reverse stock split), which will also be distributed among Netro’s stockholders on a pro-rata basis. The transaction is subject to certain conditions, including approval by Netro’s stockholders. A joint proxy statement/prospectus with respect to the proposed merger was filed by SR Telecom with the Securities and Exchange Commission on August 7, 2003, and was mailed to all of Netro’s stockholders of record as of July 31, 2003, on August 7, 2003. The special stockholder meeting to approve the agreement and plan of merger is scheduled for August 27, 2003. If approved by Netro’s stockholders, the merger is expected to be completed in early September 2003.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The Company has prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. These condensed consolidated financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the Company’s financial position at June 30, 2003, results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated balance sheet at December 31, 2002 is derived from the Company’s audited financial statements as of that date.

     The unaudited condensed consolidated financial statements include the accounts of Netro Corporation and its subsidiaries in Germany, France, Mexico and Israel. All material intercompany accounts and transactions have been eliminated in consolidation.

6 of 38

     Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which was previously filed with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of short-term, highly liquid investments with maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than or equal to one year are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. The Company’s investments, which mature at various dates through June 2005, consist of government and corporate debt securities and are classified as either “available-for-sale” or “held-to-maturity.” All securities held at June 30, 2003 and December 31, 2002 were classified as “available-for-sale.” “Available-for-sale” investments are stated at fair value, with unrealized gains and losses recorded in “Accumulated other comprehensive income” on the balance sheets. Unrealized gains at June 30, 2003 were $0.2 million. Unrealized gains at December 31, 2002 were $0.5 million. “Held-to-maturity” investments are stated at amortized cost. Realized gains or losses from sales of marketable securities are based on the specific identification method. Certain investments at June 30, 2003 are pledged to secure certain letters of credit and are thus classified as restricted cash deposits.

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

	June 30,	December 31,
	2003	2002

Raw materials	$2,110	$2,180
Work-in-process	196	359
Finished goods	2,576	3,688

	$4,882	$6,227

ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates whether events and circumstances have occurred which indicate that the carrying value of its long-lived assets may not be recoverable. If the Company determines an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. As of June 30, 2003, long-lived assets included $15.6 million of intangible assets related to the Company’s acquisition of Project Angel and $8.2 million of fixed assets and tenant improvements.

REVENUE RECOGNITION

     Revenues consist of sales made directly to end users and indirectly through original equipment manufacturers (“OEM”s) and local resellers. Revenues from product sales are recognized when all of the following conditions are met: delivery has occurred and title has passed to the customer, an arrangement

7 of 38

exists with the customer and the Company has the right to invoice the customer, collection of the receivable is reasonably assured and the Company has fulfilled all of its material contractual obligations to the customer. In cases where one or more of the above factors has not been met, the Company defers the associated revenue until all conditions have been met. Provisions are made at the time of revenue recognition for estimated warranty costs.

DEFERRED REVENUE

     From time to time, the Company enters into agreements to sell products to customers on open credit terms or may agree in writing to the delivery of product subject to installation or formal customer acceptance criteria. In such cases, if management believes that the Company has not fulfilled all of its material contractual obligations to the customer (such as when it has primary responsibility for installation or if there are acceptance criteria that cannot be or are not tested and verified before shipment) or if the collectability of the associated receivable is not reasonably assured, revenue recognition is deferred until such time as the Company’s obligations are fulfilled and the amounts due have been collected or are reasonably assured to be collected. Some of the factors used in evaluating whether or not to defer revenue from a particular customer include:

•	any material contractual obligations not fulfilled,

•	acceptance criteria not yet met,

•	the customer’s liquid assets,

•	actual and projected cash flows for the customer, and

•	the political and economic environment in the country in which the customer operates.

     At June 30, 2003, the outstanding deferred revenue balance was $1.2 million.

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

     The following is a reconciliation of the changes in the warranty liability for the three and six months ended June 30, 2003 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Beginning warranty accrual	$666	$620
Warranty expenses incurred during the period	(66)	(81)
Warranty accrual for shipments during the period	117	178

Ending warranty accrual	$717	$717

     The Company also indemnifies its customers against any actions from third parties related to intellectual property claims arising from use of the Company’s product. In the Company’s experience, claims made under such indemnifications are rare and the associated fair value of the liability is not material.

8 of 38

     The by-laws of Netro Corporation require that, except to the extent expressly prohibited by law, the Company must indemnify its officers and directors against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement (if such settlement is approved in advance by the Company) actually and reasonably incurred in connection with civil, criminal, administrative or investigative actions or proceedings as it relates to their services to Netro. The by-laws provide no limit on the amount of indemnification. The Company has purchased directors and officers insurance coverage to cover claims made against the directors and officers during the applicable policy periods. The current policy provides $25 million of coverage and has a deductible of $500,000. Any indemnification up to the amount of the deductible, or in excess of the limit may not be covered under the current policy. In the Company’s experience, its directors and officers insurance has been adequate to cover any and all claims, and the fair value of any additional liability is not material.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(10,546)	$(18,489)	$(22,322)	$(50,920)
Fair value of stock-based compensation	(7,922)	(8,815)	(15,912)	(17,163)

Net loss, pro forma	$(18,468)	$(27,304)	$(38,234)	$(68,083)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.30)	$(0.58)	$(0.86)
Basic and diluted net loss per share, pro forma	$(0.47)	$(0.45)	$(0.99)	$(1.15)
Stock-based compensation included in net loss, as reported	$—	$162	$84	$342

     The value of options granted and employee stock purchases in the six months ended June 30, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions (the Company had no stock option grants in the six months ended June 30, 2003):

	Employee Stock
	Options	Employee Stock Purchase Plan

	June 30, 2002	June 30, 2003	June 30, 2002

Risk-free interest rate	4.30% - 4.33%	1.69% - 2.33%	3.47%
Average Expected Life of Option	4 years	0.5 years	0.5 years
Dividend Yield	0%	0%	0%
Volatility of Common Stock	42.1%	43.2%	42.1%
Weighted average fair value of awards granted during the period	$1.96	$1.17	$1.36

9 of 38

     On June 30, 2003, the Company terminated its Employee Stock Purchase Plan. It ceased employee payroll deductions for the plan purchase period that began on February 1, 2003 and distributed shares based upon the amount of payroll deduction through June 30, 2003.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of the Company’s common stock at dates of grant. For the periods presented, amortization related to employees associated with the following operational functions (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Research and development	$—	$98	$41	$203
Sales and marketing	—	22	3	54
General and administrative	—	42	40	85

Amortization of deferred stock compensation	$—	$162	$84	$342

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

	June 30,	June 30,
	2003	2002

Options	8,222	11,597
Warrants	19	28

	8,241	11,625

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(10,546)	$(18,489)	$(22,322)	$(50,920)

Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	38,924	61,018	38,718	59,019

Basic and diluted net loss per share	$(0.27)	$(0.30)	$(0.58)	$(0.86)

COMPREHENSIVE LOSS

     Comprehensive loss includes unrealized gains and losses on available-for-sale marketable securities and foreign currency translation gains and losses that have been excluded from net loss and reflected instead in stockholders’ equity. For the periods presented, comprehensive loss is calculated as follows (in thousands):

10 of 38

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(10,546)	$(18,489)	$(22,322)	$(50,920)
Change in unrealized gain (loss) on marketable securities	(135)	457	(316)	(701)
Foreign currency translation adjustments	28	22	85	(28)

Comprehensive loss	$(10,653)	$(18,010)	$(22,553)	$(51,649)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its consolidated results of operations, financial position or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its consolidated results of operations, financial position or cash flows .

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the third quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 150 to have any impact on its consolidated results of operations, financial position or cash flows.

11 of 38

3.	CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, and marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk and collection experience of specific customers, historical trends and other available information. At June 30, 2003, two customers represented 35 percent and 14 percent, respectively of the Company’s trade accounts receivable balance. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require standby letters of credit or prepayments on certain sales to foreign and smaller companies.

     With respect to cash equivalents and marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

4.	COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

     In July 2001, the Company issued a letter of credit for approximately $1.6 million as a security deposit for the Company’s San Jose, California office space. This letter of credit expires in September 2006, however the terms of the lease provide that the letter of credit will be amended annually to reduce the amount subject to the letter of credit. This letter of credit is due to be amended in September 2003. In February 2002, the Company issued a letter of credit for approximately $4.2 million as a security deposit for the Company’s Redmond, Washington office space. This letter of credit expires in July 2006, however, the terms of the lease provide that the letter of credit will be amended annually to reduce the amount subject to the letter of credit. This letter of credit is due to be amended in February 2004. These letters of credit are secured by certificates of deposit and are subject to draw if the Company fails to meet its obligations under the facilities leases. The associated certificates of deposit totaling $5.3 million at June 30, 2003 are classified as restricted cash on the accompanying condensed consolidated balance sheets.

CONTINGENCIES

          Coates Litigation

          On or about December 10, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court that named as defendants Netro and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309. Mr. Coates filed an amended complaint in that action in October 2002. In the amended complaint, Mr. Coates challenged a stock option cancellation and regrant program for employees that was adopted by Netro’s board of directors in July 2001. He also challenged an award of options to Netro’s outside directors in July 2001. The complaint sought an order declaring the options at issue to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiff’s attorneys fees and expenses. Defendants filed a motion to dismiss the amended complaint on October 18, 2002. During the period for briefing of that motion, the parties reached an agreement in principle to settle the action. Under the proposed settlement: (i) each of Netro’s outside directors (other than Ms. Young, who was not named as a defendant) would agree to forego any award of Netro’s options in calendar year 2003; (ii) Netro’s governing documents would be amended to reflect that any future option awards to directors must be made by the Compensation Committee of Netro’s board of directors; and (iii) Netro and its directors would agree that any future grant of options made to Netro’s directors would be publicly disclosed within 30 days after such a grant.

12 of 38

          On July 1, 2003, the Delaware Court of Chancery issued a final order and judgment approving the proposed settlement on the terms described above. In connection with such court approval, plaintiff’s counsel applied for and was granted an award of fees and expenses in the amount of $40,000, which the Company and other defendants have agreed not to oppose.

          IPO Allocation Litigation

          On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he is a former stockholder of Netro common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against Netro, Richard Moley, Gideon Ben-Efraim and Michael T. Everett (“Individual Defendants”), as well as against Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”). The action is styled Soto-Gonzalez v. Netro Corporation, Inc., et al., No. 01 Civ. 7993 (S.D.N.Y.). On or around December 6, 2001, Zion Badichi, who alleges that he is a former stockholder of Netro common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against Netro, the Individual Defendants (except Mr. Moley) and the Underwriter Defendants. The action is styled Badichi v. Netro Corporation, Inc., et al., No. 01 Civ. 8348 (S.D.N.Y.).

          The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits filed in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including Netro and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of Netro’s August 1999 initial public offering against the Underwriter Defendants — but not against Netro or the Individual Defendants — were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

          On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against Netro arising under Section 11 of the Securities Act and Section 10(b) of the Exchange Act, and Rule l0b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule l0b-5 and Section 20(a) of the Exchange Act, and Section 15 of the Securities Act. The claims allege various misconduct arising from Netro’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that Netro and the Individual Defendants failed to disclose that the Underwriter Defendants:

•	charged Netro excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and

•	allowed certain investors to take part in Netro’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of Netro common stock.

          The Complaint seeks to certify a class of stockholders who purchased Netro common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

13 of 38

          On October 9, 2002, the claims against the Individual Defendants were dismissed without prejudice on consent of the parties. In addition, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants in the IPO Allocation Litigation, including Netro. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including Netro, on terms that would not require any current payment by Netro and would carry only a remote risk that any future payment by Netro would be required. On July 14, 2003, Netro’s Audit Committee approved the memorandum of understanding and authorized Netro to enter into the proposed settlement. The memorandum of understanding and proposed settlement are expected to be submitted to the Court for its required approval shortly.

          The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial.

Future Communications Company Kuwait Litigation

          This matter involves a dispute regarding the alleged improper draw down by Netro of a letter of credit opened by Future Communications Company with the Bank of Kuwait and the Middle East in Kuwait, and the alleged refusal by Netro to accept return by Future Communications Company of certain equipment provided to Future Communications Company by Netro. The next hearing on this matter is scheduled for October 15, 2003, at which time Future Communications Company will submit their initial brief. The amount in dispute is approximately $1.0 million plus interest from December 31, 1999.

Solectron Arbitration

          On or around December 19, 2002, Solectron California Corporation demanded arbitration to resolve disputes arising under its May 31, 1998 “Manufacturing Agreement” with Netro. Solectron’s principal claim is that during the third quarter of 2000, it purchased materials on the basis of Netro’s forecasts which were not followed by corresponding orders. Solectron claims that as a result it now has an excess inventory of materials which it cannot sell. Netro vigorously disputes the claims on the ground that the acquisition of material had not been approved by Netro as required by the agreement. The total claim, including the cost of materials and asserted carrying charges, is approximately $14.5 million. The parties attempted to resolve the matter through mediation in May 2003, however, no resolution was reached. Netro has filed a complaint in Santa Clara County seeking declaratory relief with respect to certain matters and a stay of any arbitration proceeding pending resolution of such matters.

Merger-related Litigation

          On April 8, 2003, an action styled Fuller & Thaler Asset Management, Inc. v. Netro Corp. et al., Case No. CV816170 (Cal. Super. Ct.), naming as defendants Netro and its current and certain former directors was filed in the California Superior Court for Santa Clara County by a plaintiff claiming to be a Netro stockholder and alleging that it is asserting its claims on behalf of a class of Netro stockholders. The complaint asserts claims for breach of fiduciary duty against the current and former directors who are named as defendants based on allegations that Netro’s directors, among other things, breached their fiduciary duties to Netro allegedly by failing to properly value and obtain the highest price reasonably available for Netro, by favoring SR Telecom over competing potential acquirers, including Wyndcrest, and by engaging in self-dealing in connection with the merger. The complaint seeks certain injunctive relief including, among other things, an injunction prohibiting Netro from completing the merger, rescission of the individual defendants’ receipt of stock options and other benefits they may have received, as well as attorneys’ fees and costs of suit. On May 23, 2003, a second action styled Maritime Association — I.L.A. Pension Fund v. Netro Corp. et al., Case No. CV817375 (Cal. Super. Ct.), naming as defendants Netro and its current directors was filed in the California Superior Court for Santa Clara County by an entity claiming to be a Netro stockholder and alleging that it is asserting its claims on behalf of a class of Netro

14 of 38

stockholders. The claims asserted and the relief sought in the Maritime Association action are substantially similar to the claims asserted and the relief sought in the Fuller & Thaler action.

          By agreed order, these two actions have been consolidated under the caption In re Netro Corporation Shareholder Litigation, Case No. CV816170 (Cal. Super. Ct.), and the complaint in the Maritime Association case has been designated the operative complaint. On July 3, 2003, Netro and the individual defendants filed demurrers to the operative complaint. On August 4, 2003, before the demurrers were scheduled to be heard by the court, plaintiffs filed a consolidated class action complaint. The claims asserted and the relief sought in the consolidated complaint are substantially similar to those in the prior complaints, except that the consolidated complaint adds certain additional allegations. Specifically, the consolidated complaint alleges that Netro’s directors, among other things, breached their fiduciary duties to Netro allegedly by causing Netro to repurchase stock in the August 2002 issuer self-tender in an effort to entrench themselves in response to offers by Crosswind and Wyndcrest to acquire Netro, failing to disclose offers it had received from Crosswind adequately and in a timely manner, rejecting prior proposals by Wyndcrest to acquire Netro, and refusing to invite or grant permission currently to Wyndcrest to make a proposal to acquire Netro despite Wyndcrest’s stated interest in making such a proposal. Plaintiffs further allege that at a deposition taken in July 2003 with respect to the lawsuit, a representative of Wyndcrest testified that Wyndcrest remains interested in acquiring Netro and would like the opportunity to make another proposal to acquire Netro (after it obtains further unspecified information from Netro) that is superior to SR Telecom’s proposal but that it had entered into a confidentiality agreement which prevented and prevents it from making a bid for Netro unless expressly invited to do so by Netro. No one has made a written proposal to acquire Netro, or has requested from Netro its permission to make such a proposal, since Netro and SR Telecom entered into the Merger Agreement on March 27, 2003. The time for Netro and the individual defendants to respond to the consolidated complaint has not yet expired.

          On August 6, 2003, the parties reached an agreement in principle to settle this lawsuit. The terms of the settlement include, among other things, that Netro make certain supplements and amendments to the disclosures in the joint SR Telecom/Netro proxy statement/prospectus (which suggested changes have been made), that Netro covenant that it will not sell all or substantially all of the assets of the Airstar or Angel product lines for a period of nine months after the closing date of the merger (and to the extent that such sale occurs prior to nine months of the closing date of the merger, Netro shall pay $4.5 million to the members of the class of Netro stockholders defined in the lawsuit), that SR Telecom waive its right to a termination fee under Section 11.04(b)(iii) of the merger agreement if the merger agreement is terminated under the circumstances described therein and Netro consummates a qualifying transaction, as such term is defined in the merger agreement, more than fourteen months following the termination, and that Netro agree not to oppose an award of fees to class counsel approved by the court if such award does not exceed $590,000 inclusive of expenses and costs. The parties are preparing definitive settlement documents for submission to the court for its required approval.

          From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any additional litigation which, in management’s opinion, would have a material adverse effect on its business, operating results or financial condition.

15 of 38

5.	RESTRUCTURING AND ASSET IMPAIRMENT:

First Quarter 2002 Restructuring and Asset Impairment

          In the first quarter of 2002, the Company incurred $1.8 million in restructuring charges related to various initiatives undertaken by the Company to reduce its cost structure. The Company closed Bungee Communications, Inc., the Company’s Israeli engineering entity, and reduced its workforce in its San Jose, California headquarters location. The charges included the termination of approximately 54 employees (50 research and development employees, 3 sales and marketing employees and 1 general and administrative employee), the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. All significant actions relating to this plan were completed in 2002. The following table summarizes the components of the charge for the quarter ended March 31, 2002 (in thousands):

Restructuring Charges

Impairment of assets	$797
Severance	763
Lease and other expense	265

Total	$1,825

Fourth Quarter 2002 Restructuring.

          In the fourth quarter of 2002, the Company incurred $4.3 million in restructuring charges to further reduce its cost structure. The Company reduced its worldwide workforce by approximately 110 employees (80 research and development employees, 21 sales and marketing employees and 9 general and administrative employees), closed two sales offices and wrote down certain fixed assets. The following table summarizes the activity related to the fourth quarter 2002 restructuring charges through the quarter ended June 30, 2003 (in thousands):

	Restructuring Charges	Amounts Paid/ Written Off	Liability at December 31, 2002	Amounts Paid/ Written Off	Liability at March 31, 2003	Amounts Paid/Written Off	Liability at June 30, 2003

Impairment of assets	$154	$(154)	$—	$—	$—	$—	$—
Severance	4,100	(3,429)	671	(644)	27	(27)	—

Total	$4,254	$(3,583)	$671	$(644)	$27	$(27)	$—

Second Quarter 2003 Restructuring.

          In the second quarter of 2003, the Company incurred $1.0 million in restructuring charges to further reduce its cost structure by reducing its worldwide workforce by approximately 15 employees (11 research and development employees, 1 sales and marketing employee and 3 general and administrative employees.) The following table summarizes the activity related to the second quarter 2003 restructuring charges for the quarter ended June 30, 2003 (in thousands):

	Restructuring	Amounts Paid/	Liability at
	Charges	Written Off	June 30, 2003

Severance Charges	$1,001	$(1,001)	$—

16 of 38

6.	ACQUISITION OF ASSETS:

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

     One project, begun in the second half of 2001, was related to the development of a new 3.5 GHz front end for existing platforms that will triple capacity. The other project, begun in the last quarter of 2001, was related to re-architecting the core Airlink technology that will result in next generation base station and remote unit products. These next generation Angel solutions were approximately 41 percent complete as to cost at the date of acquisition. The value of acquired in-process technology was computed by an independent appraisal firm using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The net cash flows from the identified projects were based upon Netro’s estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs and income taxes from the projects. The estimated revenues were based on Netro’s projections for the projects and are expected to peak in 2008 and decline thereafter. The discount rate used was 35 percent, reflecting the added uncertainty of the completion of the development, the relative success of the development effort and its commercialization and the risk premium for in-process projects versus existing technology.

7.	SEGMENT REPORTING:

     The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless point-to-multipoint access systems.

     The Company sells its products indirectly through Original Equipment Manufacturers (“OEMs”) and local resellers in addition to through a direct sales force. Netro generally offers installation and maintenance services through its system integration partners and third-party installation and support organizations. Revenues by geography based on sales to original customers were as follows:

17 of 38

	Revenues (in thousands)				% of Total Revenues

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Latin America	$1,532	$871	$1,657	$1,557	41%	15%	28%	14%
Europe	996	3,563	2,874	7,561	26	63	48	71
Middle East/Africa	51	376	241	391	1	7	4	4
Asia	1,201	479	1,213	492	32	8	20	5

International	3,780	5,289	5,985	10,001	100	93	100	94
United States	—	392	—	688	—	7	—	6

	$3,780	$5,681	$5,985	$10,689	100%	100%	100%	100%

     Substantially all of the Company’s U.S. revenues for the three and six months ended June 30, 2002 were related to products sold through systems integrators and local resellers who resold the products to end customers located outside of the United States. In the three months ended June 30, 2003, 33 percent of revenues were from sales in Argentina and 28 percent of revenues were from sales in Indonesia. In the three months ended June 30, 2002, 29 percent of revenues were from sales in Poland and 12 percent of revenues were from sales in Romania. In the six months ended June 30, 2003, 23 percent of revenues were from sales to Argentina, 16 percent of revenues were from sales to Indonesia and 15 percent were from sales in Spain. In the six months ended June 30, 2002, 18 percent of revenues were from sales in Poland and 17 percent of revenues were from sales in France. There were no other countries for the three and six month periods ended June 30, 2003 and 2002 that provided more than 10 percent of revenues.

18 of 38

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).

     You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Form 10-Q.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements which include, but are not limited to, statements concerning projected revenues, gross profit (loss) and expenses, the need for additional capital and market acceptance of our products. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

          We design, market and sell broadband, point-to-multipoint, fixed wireless equipment. Telecommunications service providers use our equipment as an alternative to using wired connectivity or point-to-point fixed wireless equipment. The three principal applications of our products are:

•	Providing voice and high speed data access connections to residences, principally through our Angel products, although to date we have not had material sales of Angel,

•	Providing voice and high speed data access connections for businesses, principally though our AirStar products, and

•	Connecting mobile phone base stations to the core telecommunications network, principally through our AirStar products.

          We sell our products indirectly through original equipment manufacturers (“OEMs”) and local resellers in addition to through a direct sales force. Our revenue from OEMs comprised approximately 5 percent of revenues for the three months ended June 30, 2003 and 42 percent of revenues for the three months ended June 30, 2002, and 7 percent of revenues for the six months ended June 30, 2003 and 39 percent of revenues for the six months ended June 30, 2002. Due to past realignments of our relationships with certain of our systems integrator partners and our current low visibility regarding potential future revenues, we are uncertain what portion of revenues system integrators will represent in future periods. However, in the event of continued reduced levels of indirect sales, we will be required to improve and expand our internal sales, customer advocacy and sales administration functions. Overall, our visibility regarding potential future revenues is unclear.

          International revenues represented approximately 100 percent of revenues during the second quarter of 2003 and 93 percent of revenues during the second quarter of 2002, and 100 percent of revenues during the six months ended June 30, 2003 and 96 percent of revenues during the six months ended June 30, 2002. With international revenues comprising such a significant portion of our total revenues, we can be significantly impacted by changes in the economy of a geographical area or particular country. For example, revenues from Argentina constituted approximately 30 percent of our revenues for the year ended December 31, 2001. However, as a result of economic instability in Argentina, we recognized less than $0.1 million of revenue from Argentina in each of the three-month period ended March 31, 2003 and the

19 of 38

year ended December 31, 2002. In the second quarter of 2003, we recognized revenue of $1.2 million or 33 percent of revenues for the quarter that we had deferred from our Argentine customer for product we shipped in late 2001 before the Argentina economic crisis, which we collected late in the second quarter of 2003. We had deferred the recognition of revenue because of the uncertainty of collection.

          We outsource substantially all of our volume product manufacturing and assembly to contract manufacturers. We maintain facilities for prototype production in support of our research and development efforts in both our San Jose, California and Redmond, Washington locations.

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

          A total of $45.7 million of the purchase consideration was allocated to intangible assets, including $24.9 million of developed and core technology, $17.6 million of in-process research and development costs, and $3.2 million of other intangibles, which include the acquired workforce. The remaining $3.1 million of purchase consideration was allocated to fixed assets ($2.5 million) and inventory ($0.6 million). Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. These projects had not yet reached technological feasibility and, accordingly, this amount was expensed in the first quarter of 2002. The intangible assets are being amortized over a three-year period. To date, we have not had material sales of the Angel product.

          During the year ended December 31, 2002, we undertook efforts to reduce our cost structure and cash usage. At December 31, 2001, we had 225 employees. In February 2002, we closed our Israel-based engineering organization and reduced our San Jose-based Airstar research and development organization, reducing headcount by 54 employees. Also in February 2002, we added 141 employees in connection with our acquisition of the Angel assets. In August 2002, we made further headcount reductions in our Angel and Airstar research and development and general and administrative organizations, reducing headcount by 68 employees. In November 2002, we did a further restructuring of our global operations reducing our headcount by 110 employees and closing two of our international sales offices. During the quarter ended June 30, 2003 we made further headcount reductions in San Jose and Redmond facilities reducing headcount by 15 employees through restructuring activities and one employee that voluntarily terminated employment. At June 30, 2003, we had 117 employees.

          In November 2002, we announced plans to evaluate strategic alternatives that could include a possible sale, merger or liquidation. Following a review of various alternatives, negotiations with several parties and extensive due diligence, we entered into an agreement and plan of merger with SR Telecom Inc. on March 27, 2003, pursuant to which we will, subject to the conditions in the merger agreement, (1) declare and pay a cash dividend of $100 million, to be distributed on a pro-rata basis to the holders of our common stock of record on the closing date of the merger and (2) merge with Norway Acquisition Corporation, a wholly-owned subsidiary of SR Telecom, whereby Netro will survive the merger as a wholly-owned subsidiary of SR Telecom. If the merger is consummated as proposed, our stockholders at the effective time of the merger will also receive an aggregate of 41.5 million shares of SR Telecom common stock (which will be adjusted to take account of SR Telecom’s proposed reverse stock split), which will also be distributed among our stockholders on a pro rata basis. The transaction is subject to certain conditions, including approval by Netro’s stockholders. A joint proxy/prospectus with respect to the proposed merger was mailed to all of our stockholders of record as of July 31, 2003, on August 7, 2003. The special stockholder meeting to approve the agreement and plan of merger is scheduled for August 27, 2003. If approved by our stockholders, the merger is expected to be completed in early September 2003.

20 of 38

Critical Accounting Policies

          Revenue Recognition. Revenues consist of sales made directly to end users and indirectly through systems integrators and local resellers. Revenues from product sales are recognized when all of the following conditions are met: delivery has occurred and title has passed to the customer, an arrangement exists with the customer and we have the right to invoice the customer, collection of the receivable is reasonably assured and we have fulfilled all of our material contractual obligations to the customer. Provisions are made at the time of revenue recognition for estimated warranty costs. If we believe that we have not fulfilled all of our material contractual obligations to the customer (such as when we have primary responsibility for installation or if there are acceptance criteria that cannot be or are not tested and verified prior to shipment), or if the collection of the receivable is not reasonably assured, we defer revenue recognition from such shipment until such time as our obligations have been fulfilled and the amounts due have been collected or are reasonably assured to be collected. Some of the factors that we use in evaluating whether or not to defer revenue from a particular customer includes:

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

          Warranty Obligations. We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year warranty on all products shipped. We also indemnify our customers against any actions from third parties related to intellectual property claims arising from the use of our products. We monitor historical warranty rates and track costs incurred to repair units under warranty. These costs include labor, replacement parts and certain freight costs. This information is then used to calculate the accrual needed based on actual sales and remaining warranty periods. For new product introductions, estimates are made based on test and manufacturing data as well as our historical experience on similar

21 of 38

products. If circumstances change, or if we experience a significant change in product failure rates, our warranty accrual estimate could change significantly.

RESULTS OF OPERATIONS

     The following discussion and analysis addresses the historical results of, and known trends and uncertainties with respect to our business as a separate company, and does not specifically contemplate the effect of the proposed merger with SR Telecom. The announcement of the proposed merger with SR Telecom may have negative effect on our ability to make significant product sales and limits our ability to provide forward-looking guidance regarding our future revenues and results of operations.

     The following table set forth our condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of revenues	54	82	63	85

Gross profit (loss)	46	18	37	15

Operating expenses:
Research and development	96	149	134	147
Sales and marketing	45	69	59	71
General and administrative	113	104	145	97
Amortization of deferred stock compensation	—	3	1	3
Amortization of acquired intangible assets	62	48	78	29
Acquired in-process research and development	—	—	—	165
Restructuring and asset impairment charges	26	—	17	17

Total operating expenses	342	373	434	529

Loss from operations	(296)	(355)	(397)	(514)
Other income, net	18	30	25	38

Net loss before provision for income taxes	(278)	(325)	(372)	(476)
Provision for income taxes	1	1	1	1

Net loss	(279%)	(326%)	(373%)	(477%)

     Revenues. Revenues primarily consist of sales of the AirStar system. Revenues decreased to $3.8 million for the three months ended June 30, 2003 from $5.7 million for the three months ended June 30, 2002. The decrease in revenues is principally due to the continued downturn in the telecommunications sector and uncertainty among our existing and potential customers resulting from our announcement of our pursuit of strategic alternatives. We expect revenue for 2003 to continue to be less than the levels for comparable periods in 2002 until such uncertainty is resolved.

     Revenues by geography based on the location of our original customers for the three month periods were as follows:

22 of 38

	Revenues (in thousands)		Percent of Total Revenues

	Three months ended		Three months ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Latin America	$1,532	$871	41%	15%
Europe	996	3,563	26	63
Middle East	51	376	1	7
Asia	1,201	479	32	8

International	3,780	5,289	100	93
United States	—	392	—	7

	$3,780	$5,681	100%	100%

     In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the United States. However, for the three months ended June 30, 2002, substantially all of our United States revenues were related to products sold to an end customer located inside the United States. The increase in Latin America revenue as a percent of total revenue is due to the collection and recognition of revenue for a shipment to a customer in Argentina in the fourth quarter of 2001 that we deferred at that time because of the uncertainty of collection of the related account receivable. The increase in Asia revenue as a percent of total revenue is the result of the receipt of formal acceptance by the customer in the current quarter of product shipped in the fourth quarter of 2002.

     In the quarter ended June 30, 2003, 33 percent of revenues resulted from sales to a customer in Argentina and 28 percent of revenues resulted from sales to a customer in Indonesia. No other customer or country provided more than 10 percent of our revenues for the quarter. In the quarter ended June 30, 2002, 29 percent of revenues resulted from sales to a customer in Poland and 12 percent of revenues resulted from sales to a customer in Romania. No other customer or country provided more than 10 percent of revenues for the quarter.

     Revenues for the six months ended June 30, 2003 decreased to $5.9 million from $10.7 million for the same period in 2002. The decrease is mainly due to the continued slowdown in spending by our customers because of the depressed telecommunications markets and uncertainty among our existing and potential customers resulting from our announcement of our pursuit of strategic alternatives. We expect revenue for 2003 to continue to be less than the levels for comparable periods in 2002 until such uncertainty is resolved.

     Revenues by geography based on the location of our original customers for the six month periods were as follows:

	Revenues (in thousands)		Percent of Total Revenues

	Six months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Latin America	$1,657	$1,557	28%	14%
Europe	2,874	7,561	48	71
Middle East	241	391	4	4
Asia	1,213	492	20	5

International	5,985	10,001	100	94
United States	—	4,466	—	6

	$5,985	$10,689	100%	100%

     In prior periods, substantially all of our domestic revenues were related to products sold to systems integrators and local resellers who resold the products to end customers located outside of the United States. However, for the six months ended June 30, 2002, approximately half of our United States revenues were related to products sold to end customers located inside the United States.

     In the six months ended June 30, 2003, 23 percent of revenues resulted from sales to a customer in Argentina, 16 percent of revenues resulted from sales to a customer in Indonesia and 15 percent from a customer in Spain. No other customer or country provided more than 10 percent of our revenue for the period. In the six months ended June 30, 2002, 18 percent of our revenues resulted from sales to a

23 of 38

customer in Poland and 17 percent of our revenues resulted from sales to a customer in France. No other customers or country provided more than 10 percent of our revenue for the period.

     Gross Profit. Gross profit represents total revenues less the cost of revenues. Cost of revenues consists of contract manufacturing costs, material costs, labor costs, manufacturing overhead, warranty reserves and other direct product costs. Gross profit was $1.7 million for the three months ended June 30, 2003 compared to $1.0 million for the three months ended June 30, 2002. Gross margin, defined as gross profit as a percentage of revenues, was 46 percent for the three months ended June 30, 2003, compared to 18 percent for the three months ended June 30, 2002. The increase in gross margin compared to the three months ended June 30, 2002 is due primarily to the impact of $1.2 million of revenue recognized that had been deferred in 2001 for a customer in Argentina because of the lack of certainty of collectability. At the time the revenue was deferred, we reserved the full amount of the deferred cost of revenue and therefore there is no cost of revenue related to such revenue this quarter. Gross margin for the three months ended June 30, 2003 without the Argentina customer’s revenue would have been 19 percent. The improved gross margin without the Argentina customer’s revenue compared to the gross margin for the three months ended June 30, 2002 resulted primarily because of Airstar product cost reduction initiatives completed during the last twelve months, partially offset by overtime expense related to re-work incurred in the quarter.

     Gross profit for the six months ended June 30, 2003 was $2.2 million compared to a gross profit of $1.6 million for the same period in 2002. Gross margin was 37 percent for the six months ended June 30, 2003 compared to 15 percent for the same period in 2002. The improvement in gross margin is largely due to the 100 percent margin on the $1.2 million of revenue recognized for the Argentina customer discussed above. Excluding that gross margin, gross margin for the six months ended June 30, 2003 would have been 21 percent compared to 15 percent for the six months ended June 30, 2002. The gross margin improvement excluding the gross margin from the revenue for the Argentina customer resulted primarily because of Airstar product cost reduction initiatives completed during the last twelve months.

     We have experienced substantial fluctuations in gross profit in past quarters. The principal drivers of the fluctuations, other than the inventory obsolescence provisions and material-related commitments , are the level of revenues, the product sales mix and the customer sales mix. In general, customer premise equipment sales result in lower gross profit percentages than hub sales. The unit ratio of customer premise equipment sales to hub sales was 25:1 for the three months ended June 30, 2003 and 32:1 for the three months ended June 30, 2002. The unit ratio of customer premise equipment sales to hub sales was 30:1 for the six months ended June 30, 2003 and 32:1 for the six months ended June 30, 2002. We expect the ratio of unit sales of customer premise equipment to hub unit sales to continue to be in excess of 25:1 in future periods. In general, sales to systems integrators generate lower gross profit percentages than sales to local resellers or direct sales to customers. Sales to systems integrators represented 10 percent of revenues in the three months ended June 30, 2003, compared to 42 percent of revenues for the three months ended June 30, 2002. Sales to systems integrators represented 7 percent of revenues in the six months ended June 30, 2003, compared to 39 percent of revenues for the same period in 2002. In addition, we expect competitive pressures will negatively impact average selling prices for our products. While we have initiatives underway to reduce direct manufacturing and indirect manufacturing overhead costs, we have completed the majority of the Airstar cost reduction efforts and the impact of cost reduction efforts on the Angel product will not materialize until we begin shipping that product in volume. Competitive pressures on average selling prices as well as any additional reserves for inventory obsolescence which may be required in future periods make it difficult to project the level of improvement we will achieve.

     Research and Development. Research and development expenses consist of compensation costs, the cost of software development tools, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses were $3.6 million or 96 percent of revenues for the three months ended June 30, 2003 compared to $8.5 million or 149 percent of revenues for the three months ended June 30, 2002. The decrease in research and development expenses compared to the second quarter of 2002 was due primarily to the completion of most cost reduction projects for the Airstar product which were underway last year and the impact of our restructuring efforts to reduce expenses during the last year. Research and development headcount was 74 at June 30, 2003 compared to 161 at June 30, 2002.

24 of 38

     Research and development expenses were $8.0 million, or 134 percent of revenues for the six months ended June 30, 2003, compared to $15.7 million, or 147 percent of revenue for the same period in 2002. The decrease is primarily related to restructuring efforts we undertook to reduce headcount as cost reduction projects on the products were completed. We expect research and development expenses to decrease as cost reduction projects are completed and we are able to undertake further restructuring initiatives.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs, commissions, travel and related expenses for marketing, sales, customer advocacy and field service support personnel, as well as product management, trade show and promotional expenses. Sales and marketing expenses were $1.7 million or 45 percent of revenues for the three months ended June 30, 2003, compared to $3.9 million or 69 percent of revenues for the three months ended June 30, 2002. The decrease in sales and marketing expenses on a dollar basis compared to the second quarter of 2002 was due primarily to our efforts to reduce headcount and reduction in tradeshow and promotional spending in response to declining revenues. Headcount related to sales and marketing at June 30, 2003 was 25 employees compared to 43 employees at June 30, 2002.

     Sales and marketing expenses were $3.5 million, or 59 percent of revenue for the six months ended June 30, 2003 compared to $7.6 million, or 71 percent of revenue for the six months ended June 30, 2002. The decrease resulted from restructuring initiatives we undertook during the past year in response to declining revenues. We will continue our restructuring efforts to reduce sales and marketing expenses.

     General and Administrative. General and administrative expenses consist primarily of compensation costs and related expenses for executive, finance, management information systems, human resources and administrative personnel. These expenses also include professional fees, facilities and other general corporate expenses, such as non-recurring charges and provisions for doubtful accounts. General and administrative expenses were $4.3 million, or 113 percent of revenues for the six months ended June 30, 2003, compared to $5.9 million, or 104 percent of revenues for the three months ended June 30, 2002. The decrease in general and administrative expenses on a dollar basis compared to the second quarter of 2002 was primarily due to restructuring initiatives we have undertaken during the last year offset by approximately $0.6 million of expenses related to our strategic alternative initiative and the proposed merger with SR Telecom. General and administrative headcount at June 30, 2003 was 18 compared to 44 at June 30, 2002.

     General and administrative expenses were $8.7 million, or 145 percent of revenue for the six months ended June 30, 2003 compared to $12.2 million, or 114 percent of revenue for the same period in 2002. General and administrative expenses for the six months ended June 30, 2003 include $1.1 million of expenses related to our strategic alternative initiative and the proposed merger with SR Telecom. Excluding the impact of these expenses, the reduction in general and administrative expenses of $2.7 million for the six months ended June 30, 2003 compared to the same period in 2002 are the result of restructuring initiatives we have undertaken in the last year to reduce spending in response to declining revenues. We will continue our restructuring efforts to reduce general and administrative expenses.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation results from the granting of stock options to employees with exercise prices per share determined to be below the estimated fair values per share of our common stock at dates of grant. A total of $4.8 million of deferred stock compensation was recorded in 1998 and 1999. This deferred compensation is being amortized to expense over the vesting periods of the individual options, generally four years. Amortization of deferred stock compensation was $0.1 million for the six months ended June 30, 2003, and $0.3 million for the six months ended June 30, 2002. Deferred stock compensation was fully amortized as of March 31, 2003.

     Amortization of Acquired Intangible Assets. In February 2002, in connection with the Angel acquisition, we acquired approximately $24.9 million of developed and core technology and $3.3 million of other intangibles, which includes acquired workforce. These intangible assets are being amortized over a three-year estimated useful life based on the product life cycle of the acquired technology. We expect future quarterly amortization to be approximately $2.3 million.

     Acquired In-process Research and Development. In February 2002, in connection with the Angel acquisition, we acquired approximately $17.6 million of in-process research and development costs. These

25 of 38

costs represent research and development projects that had not yet reached technological feasibility. Acquired in-process research and development costs represent research and development projects relating to expanding product capacity. Since these projects had not yet reached technological feasibility, this amount was expensed in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. This analysis was conducted by an independent appraisal firm based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the purchased technologies. Accordingly, this amount was charged to operations in the first quarter of 2002. The value of acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues.

     One project, begun in the second half of 2001, was related to the development of a new 3.5 GHz front end for existing platforms that will triple capacity. The other project, begun in the last quarter of 2001, was related to re-architecting the core Airlink technology that will result in next generation base station and remote unit products. These next generation Angel solutions were approximately 41 percent complete as to cost at the date of acquisition. The value of acquired in-process technology was computed by an independent appraisal firm using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The net cash flows from the identified projects were based upon our estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs and income taxes from the projects. The estimated revenues were based on our projections for the projects and are expected to peak in 2008 and decline thereafter. The discount rate used was 35 percent, reflecting the added uncertainty of the completion of the development, the relative success of the development effort and its commercialization and the risk premium for in-process projects versus existing technology.

     Restructuring and Asset Impairment.

          First Quarter 2002 Restructuring and Asset Impairment. In the first quarter of 2002, we incurred $1.8 million in restructuring charges related to various initiatives undertaken to reduce our cost structure. We closed Bungee Communications, Inc., our Israeli engineering entity, and reduced the workforce in our San Jose, California headquarters location. The charges included the termination of approximately 54 employees (50 research and development employees, 3 sales and marketing employees and 1 general and administrative employee), the termination of the Bungee office lease and the write-down of assets associated with the Bungee operations. All actions relating to this plan were completed in 2002. The following table summarizes the components of the charge recorded during the quarter ended March 31, 2002 (in thousands):

Restructuring and Asset
Impairment Charges

Impairment of assets	$797
Severance	763
Lease and other expense	265

Total	$1,825

26 of 38

          Third Quarter 2002 Restructuring and Asset Impairment. In the third quarter of 2002, we incurred $2.0 million in restructuring charges to further reduce our cost structure. We reduced our worldwide workforce by approximately 68 employees (43 research and development employees, 13 sales and marketing employees, and 12 general and administrative employees) and wrote-down certain fixed assets. All actions relating to this plan were completed in 2002. The following table summarizes the components of the charge recorded during the quarter ended September 30, 2002 (in thousands):

Restructuring and Asset
Impairment Charges

Impairment of assets	$117
Severance	1,883

Total	$2,000

          Fourth Quarter 2002 Restructuring. In the fourth quarter of 2002, we incurred $4.3 million in restructuring charges to further reduce our cost structure. We reduced our worldwide workforce by approximately 110 employees (80 research and development employees, 21 sales and marketing employees and 9 general and administrative employees), closed two sales offices and wrote down certain fixed assets. All actions relating to this plan were completed in the quarter ended June 30, 2003. The following table summarizes the activity related to the fourth quarter 2002 restructuring charges through the quarter ended June 30, 2003 (in thousands):

			Liability at		Liability at	Amounts	Liability at
	Restructuring	Amounts Paid/	December 31,	Amounts Paid/	March 31,	Paid/ Written	June 30,
	Charges	Written Off	2002	Written Off	2003	Off	2003

Impairment of assets	$154	$(154)	$—	$—	$—	$—	$—
Severance	4,100	(3,429)	671	(644)	27	(27)	—

Total	$4,254	$(3,583)	$671	$(644)	$27	$(27)	$—

          Second Quarter 2003 Restructuring. In the second quarter of 2003, we incurred $1.0 million in restructuring charges to further reduce our cost structure by reducing our worldwide workforce by approximately 15 employees (11 research and development employees, 1 sales and marketing employee and 3 general and administrative employees.) The following table summarizes the activity related to the second quarter 2003 restructuring charges for the quarter ended June 30, 2003 (in thousands):

	Restructuring	Amounts Paid/	Liability at June
	Charges	Written Off	30, 2003

Severance Charges	$1,001	$(1,001)	$—

          Netro expects that it may undertake further restructuring activities in 2003.

          Other Income, Net. Other income, net, consists primarily of interest income earned on investment grade marketable commercial and government backed securities and interest expense on outstanding capital leases. Other income, net decreased to $0.7 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. Other income, net decreased to $1.5 million for the six months ended June 30, 2003 from $4.0 million for the same period in 2002. The decreases over prior periods are due to the decrease in available cash and marketable securities balances and lower market interest rates. We expect other income earned to decrease in future periods.

27 of 38

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

28 of 38

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

     For more information on the risks related to our Company, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. See also, the section entitled “Risk Factors-Risks Related to the Merger” of the joint proxy statement/prospectus that SR Telecom filed with the Commission on August 7, 2003.

Accounting Pronouncements

     In the first quarter of 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its consolidated results of operations, financial position or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority)

29 of 38

variable interest is held, certain disclosures are required. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its consolidated results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the third quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 150 to have any impact on its consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, cash and cash equivalents were $52.0 million, short-term marketable securities were $40.9 million, long-term marketable securities were $44.3 million and restricted cash deposits were $5.3 million.

     Cash used in operating activities was $15.6 million for the six months ended June 30, 2003 and $26.2 million for the same period in 2002. Cash used in operating activities for the six months ended June 30, 2003 was primarily due to the net loss, adjusted for non-cash charges of $6.8 million. Cash used in operating activities for the six months ended June 30, 2002 was primarily due to the net loss, adjusted for non- cash charges, including a $17.6 million write-off of acquired in-process research and development related to the Angel acquisition.

     Cash provided by investing activities was $23.0 million for the six months ended June 30, 2003 and $43.2 million for the same period in 2002. Cash provided by investing activities for the six months ended June 30, 2003 was due primarily to net maturities of marketable securities of $28.8 million, partially offset by $5.3 million in deposits to restricted cash related to outstanding letters of credit on facilities leased in San Jose and Redmond. Cash provided by investing activities for the six months ended June 30, 2002 was primarily due to net maturities of marketable securities, partially offset by $16.0 million used for the Angel acquisition.

     Cash provided by financing activities was $1.1 million for the six months ended June 30, 2003. Cash provided by financing activities was $0.0 million for the same period in 2002. Cash provided by financing activities for the six months ended June 30, 2003 was primarily due to proceeds from issuances of common stock via the Company’s employee stock purchase plan and the exercise of stock options, partially offset by $0.1 million of payments on capital leases. Cash used in financing activities for the six months ended June 30, 2002 was primarily due to the proceeds from issuances of stock via the Company’s employee stock purchase plan and the exercise of stock options, almost entirely offset by capital lease payments.

30 of 38

     The capital required for volume manufacturing is being committed by our contract manufacturers. We provide six or twelve month forecasts to our contract manufacturers. We generally make rolling 60-day purchase commitments, subject to cancellation fees. In specific instances we may agree to assume liability for limited quantities of specialized components with lead times beyond this 60-day period. In addition, from time to time in the past, we have committed to purchase minimum volumes of products from certain of our contract manufacturers. As of June 30, 2003, amounts outstanding under forecasts and long-lead time commitments were $1.5 million, of which $1.4 million was related to non-cancelable, minimum purchase commitments. Additionally, at June 30, 2003, we had $13.7 million accrued related to estimated losses arising from non-cancelable minimum purchase commitments (i.e., material-related commitments) to certain contract manufacturers. We believe that our currently forecasted demand for products, combined with our reserves for inventory and material related commitments will be sufficient to meet these commitments in the future.

     We have no other material unaccrued commitments except for facility leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of marketing efforts for both our AirStar and Angel products.

     In addition, pursuant to the merger agreement between SR Telecom, Norway Acquisition Corporation and Netro, our board of directors is, subject to certain conditions specified in the merger agreement including the legality of the dividend, committed to declaring and paying a $100.0 million cash dividend to our stockholders of record immediately prior to the effective time of the merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our annual report on Form 10-K for the year ended December 31, 2002.

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

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Cash equivalents consist of short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Investments with maturities greater than three months and less than one year at the date of purchase are classified as short-term marketable securities. Investments with maturities greater than one year are classified as long-term marketable securities. Our investments consist of government and corporate debt securities and are classified as “available for sale.”

     The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. We are exposed to changes in interest rates on our investments in marketable securities. All of our investments are in funds that hold investment grade commercial paper, treasury bills or other U.S. government obligations. This investment policy reduces our exposure to long-term interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $134.5 million of marketable securities at June 30, 2003 by approximately $1.3 million.

31 of 38

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures”(as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

32 of 38

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          Coates Litigation. On or about December 10, 2001, C. Robert Coates, a holder of shares of the Company’s common stock, commenced an action in the Delaware Chancery Court that named as defendants Netro and certain members of its board of directors, styled Coates v. Netro Corp., et al., C.A. No. 19309. Mr. Coates filed an amended complaint in that action in October 2002. In the amended complaint, Mr. Coates challenged a stock option cancellation and regrant program for employees that was adopted by Netro’s board of directors in July 2001. He also challenged an award of options to Netro’s outside directors in July 2001. The complaint sought an order declaring the options at issue to be invalid and void, rescinding those options, preliminarily and permanently enjoining the exercise of those options, imposing a constructive trust on any such options that were granted to defendants, and awarding monetary damages in an unspecified amount as well as plaintiff’s attorneys fees and expenses. Defendants filed a motion to dismiss the amended complaint on October 18, 2002. During the period for briefing of that motion, the parties reached an agreement in principle to settle the action. Under the proposed settlement: (i) each of Netro’s outside directors (other than Ms. Young, who was not named as a defendant) would agree to forego any award of Netro’s options in calendar year 2003; (ii) Netro’s governing documents would be amended to reflect that any future option awards to directors must be made by the Compensation Committee of Netro’s board of directors; and (iii) Netro and its directors would agree that any future grant of options made to Netro’s directors would be publicly disclosed within 30 days after such a grant.

          On July 1, 2003, the Delaware Court of Chancery issued a final order and judgment approving the proposed settlement on the terms described above. In connection with such court approval, plaintiff’s counsel applied for and was granted an award of fees and expenses in the amount of $40,000, which the Company and other defendants have agreed not to oppose.

          IPO Allocation Litigation

          On or around August 23, 2001, Ramiro Soto-Gonzalez, who alleges that he is a former stockholder of Netro common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against Netro, Richard Moley, Gideon Ben-Efraim and Michael T. Everett (“Individual Defendants”), as well as against Dain Rauscher, Inc., FleetBoston Robertson Stephens, Inc., and Merrill Lynch, Pierce, Fenner and Smith, Inc. (“Underwriter Defendants”). The action is styled Soto-Gonzalez v. Netro Corporation, Inc., et al., No. 01 Civ. 7993 (S.D.N.Y.). On or around December 6, 2001, Zion Badichi, who alleges that he is a former stockholder of Netro common stock, commenced a purported class action lawsuit in the U.S. District Court for the Southern District of New York against Netro, the Individual Defendants (except Mr. Moley) and the Underwriter Defendants. The action is styled Badichi v. Netro Corporation, Inc., et al., No. 01 Civ. 8348 (S.D.N.Y.).

          The Soto-Gonzalez and Badichi actions are two of more than 1,000 lawsuits filed in the U.S. District Court for the Southern District of New York against more than 300 different issuers, certain officers and directors of these issuers and more than 45 different underwriters arising out of initial public offerings occurring between December 1997 and December 2000 (collectively “IPO Allocation Litigation”). By Order dated August 9, 2001, Chief Judge Michael B. Mukasey assigned the IPO Allocation Litigation, including the Soto-Gonzalez and Badichi actions, to the Honorable Shira A. Scheindlin for all pre-trial purposes. On September 7, 2001, Judge Scheindlin adjourned the time for all defendants in the IPO Allocation Litigation, including Netro and the Individual Defendants, to answer, move or otherwise respond to current and future complaints indefinitely pending further instruction from the court. On or about March 2002, the Soto-Gonzalez and Badichi actions were consolidated into a single action styled In re Netro Corp. Initial Public Offering Securities Litigation, No. 01 Civ. 7035, 21 MC 92 (SAS) (“Netro Litigation”). Other lawsuits alleging similar claims arising out of Netro’s August 1999 initial public offering against the Underwriter Defendants — but not against Netro or the Individual Defendants — were also consolidated into the Netro Litigation. Those actions are styled Gutner v. Merrill

33 of 38

Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 7035 (S.D.N.Y.) and Bryant v. Merrill Lynch, Pierce, Fenner & Smith Incorporated et al., No. 01 Civ. 9184 (S.D.N.Y.).

          On April 19, 2002, plaintiffs filed a consolidated amended class action complaint in the Netro Litigation (“Complaint”). The Complaint alleges claims against Netro arising under Section 11 of the Securities Act and Section 10(b) of the Exchange Act, and Rule l0b-5 promulgated thereunder, and against the Individual Defendants under Section 10(b), Rule l0b-5 and Section 20(a) of the Exchange Act, and Section 15 of the Securities Act. The claims allege various misconduct arising from Netro’s August 1999 initial public offering and March 2000 follow-on offering of its common stock, including, among other things, that the disclosures made in connection with the offerings were incomplete or misleading in various respects. The allegations include, among other things, that Netro and the Individual Defendants failed to disclose that the Underwriter Defendants:

•	charged Netro excessive commissions and inflated transaction fees in violation of the securities laws and regulations; and

•	allowed certain investors to take part in Netro’s initial public offering in exchange for promises that these investors would purchase additional shares in the after-market for the purpose of inflating and maintaining the market price of Netro common stock.

          The Complaint seeks to certify a class of stockholders who purchased Netro common stock between August 18, 1999 and December 6, 2000, and to recover monetary damages from defendants in an unspecified amount, as well as plaintiff’s attorneys’ fees and expenses in bringing the action.

          On October 9, 2002, the claims against the Individual Defendants were dismissed without prejudice on consent of the parties. In addition, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants in the IPO Allocation Litigation, including Netro. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including Netro, on terms that would not require any current payment by Netro and would carry only a remote risk that any future payment by Netro would be required. On July 14, 2003, Netro’s Audit Committee approved the memorandum of understanding and authorized Netro to enter into the proposed settlement. The memorandum of understanding and proposed settlement are expected to be submitted to the Court for its required approval shortly.

          The IPO Allocation Litigation in general, and the Netro Litigation in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial.

Future Communications Company Kuwait Litigation

          This matter involves a dispute regarding the alleged improper draw down by Netro of a letter of credit opened by Future Communications Company with the Bank of Kuwait and the Middle East in Kuwait, and the alleged refusal by Netro to accept return by Future Communications Company of certain equipment provided to Future Communications Company by Netro. The next hearing on this matter is scheduled for October 15, 2003, at which time Future Communications Company will submit their initial brief. The amount in dispute is approximately $1.0 million plus interest from December 31, 1999.

Solectron Arbitration

          On or around December 19, 2002, Solectron California Corporation demanded arbitration to resolve disputes arising under its May 31, 1998 “Manufacturing Agreement” with Netro. Solectron’s principal claim is that during the third quarter of 2000, it purchased materials on the basis of Netro’s forecasts which were not followed by corresponding orders. Solectron claims that as a result it now has an excess inventory of materials which it cannot sell. Netro vigorously disputes the claims on the ground that the acquisition of material had not been approved by Netro as required by the agreement. The total claim,

34 of 38

including the cost of materials and asserted carrying charges, is approximately $14.5 million. The parties attempted to resolve the matter through mediation in May 2003, however, no resolution was reached. Netro has filed a complaint in Santa Clara County seeking declaratory relief with respect to certain matters and a stay of any arbitration proceeding pending resolution of such matters.

Merger-related Litigation

          On April 8, 2003, an action styled Fuller & Thaler Asset Management, Inc. v. Netro Corp. et al., Case No. CV816170 (Cal. Super. Ct.), naming as defendants Netro and its current and certain former directors was filed in the California Superior Court for Santa Clara County by a plaintiff claiming to be a Netro stockholder and alleging that it is asserting its claims on behalf of a class of Netro stockholders. The complaint asserts claims for breach of fiduciary duty against the current and former directors who are named as defendants based on allegations that Netro’s directors, among other things, breached their fiduciary duties to Netro allegedly by failing to properly value and obtain the highest price reasonably available for Netro, by favoring SR Telecom over competing potential acquirers, including Wyndcrest, and by engaging in self-dealing in connection with the merger. The complaint seeks certain injunctive relief including, among other things, an injunction prohibiting Netro from completing the merger, rescission of the individual defendants’ receipt of stock options and other benefits they may have received, as well as attorneys’ fees and costs of suit. On May 23, 2003, a second action styled Maritime Association — I.L.A. Pension Fund v. Netro Corp. et al., Case No. CV817375 (Cal. Super. Ct.), naming as defendants Netro and its current directors was filed in the California Superior Court for Santa Clara County by an entity claiming to be a Netro stockholder and alleging that it is asserting its claims on behalf of a class of Netro stockholders. The claims asserted and the relief sought in the Maritime Association action are substantially similar to the claims asserted and the relief sought in the Fuller & Thaler action.

          By agreed order, these two actions have been consolidated under the caption In re Netro Corporation Shareholder Litigation, Case No. CV816170 (Cal. Super. Ct.), and the complaint in the Maritime Association case has been designated the operative complaint. On July 3, 2003, Netro and the individual defendants filed demurrers to the operative complaint. On August 4, 2003, before the demurrers were scheduled to be heard by the court, plaintiffs filed a consolidated class action complaint. The claims asserted and the relief sought in the consolidated complaint are substantially similar to those in the prior complaints, except that the consolidated complaint adds certain additional allegations. Specifically, the consolidated complaint alleges that Netro’s directors, among other things, breached their fiduciary duties to Netro allegedly by causing Netro to repurchase stock in the August 2002 issuer self-tender in an effort to entrench themselves in response to offers by Crosswind and Wyndcrest to acquire Netro, failing to disclose offers it had received from Crosswind adequately and in a timely manner, rejecting prior proposals by Wyndcrest to acquire Netro, and refusing to invite or grant permission currently to Wyndcrest to make a proposal to acquire Netro despite Wyndcrest’s stated interest in making such a proposal. Plaintiffs further allege that at a deposition taken in July 2003 with respect to the lawsuit, a representative of Wyndcrest testified that Wyndcrest remains interested in acquiring Netro and would like the opportunity to make another proposal to acquire Netro (after it obtains further unspecified information from Netro) that is superior to SR Telecom’s proposal but that it had entered into a confidentiality agreement which prevented and prevents it from making a bid for Netro unless expressly invited to do so by Netro. No one has made a written proposal to acquire Netro, or has requested from Netro its permission to make such a proposal, since Netro and SR Telecom entered into the Merger Agreement on March 27, 2003. The time for Netro and the individual defendants to respond to the consolidated complaint has not yet expired.

          On August 6, 2003, the parties reached an agreement in principle to settle this lawsuit. The terms of the settlement include, among other things, that Netro make certain supplements and amendments to the disclosures in the joint SR Telecom/Netro proxy statement/prospectus (which suggested changes have been made) that Netro covenant that it will not sell all or substantially all of the assets of the Airstar or Angel product lines for a period of nine months after the closing date of the merger (and to the extent that such sale occurs prior to nine months of the closing date of the merger, Netro shall pay $4.5 million to the members of the class of Netro stockholders defined in the lawsuit), that SR Telecom waive its right to a termination fee under Section 11.04(b)(iii) of the merger agreement if the merger agreement is terminated under the circumstances described therein and Netro consummates a qualifying transaction, as such term is defined in the merger agreement, more than fourteen months

35 of 38

following the termination, and that Netro agree not to oppose an award of fees to class counsel approved by the court if such award does not exceed $590,000 inclusive of expenses and costs. The parties are preparing definitive settlement documents for submission to the court for its required approval.

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

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

2.1	Amendment No. 2 dated as of July 17, 2003 to the Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation.

2.2	Amendment No. 3 dated as of August 6, 2003 to the Agreement and Plan of Merger dated as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation.

31.1	302 Certification by Gideon Ben-Efraim

31.2	302 Certification by Sanjay Khare

32.1	906 Certifications by Gideon Ben-Efraim and Sanjay Khare

     (b)  Reports on Form 8-K.

          The Company filed a report under Item 5 and Item 7 on Form 8-K with the Securities and Exchange Commission on May 12, 2003.

36 of 38

NETRO CORPORATION

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETRO CORPORATION
Date: August 13, 2003

By: /s/ Sanjay K. Khare

Sanjay K. Khare
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

37 of 38

EXHIBIT INDEX

2.1	Amendment No. 2 dated as of July 17, 2003 to the Agreement and Plan of Merger as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation.

2.2	Amendment No. 3 dated as of August 6, 2003 to the Agreement and Plan of Merger as of March 27, 2003 by and among Netro Corporation, SR Telecom Inc. and Norway Acquisition Corporation.

31.1	302 Certification by Gideon Ben-Efraim

31.2	302 Certification by Sanjay Khare

32.1	906 Certification by Gideon Ben-Efraim and Sanjay Khare

38 of 38